Form 10-Q
period 1996-03-31
INDIVIDUAL INC
filed 1996-05-13
CIK 1002536

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

For the quarterly period ended  March 31, 1996
                               -------------------------------------------------

                                      or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number     0-27734
                      ----------------------------------------------------------
      Individual, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                   Delaware
- - --------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                  04-303-6959
- - --------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

           8 New England Executive Park West, Burlington, MA  01803
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

    (617) 273-6000
- - --------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (3) has been subject to such
filing requirements for the past 90 days.                          [_]Yes [X]No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                    [_]Yes [_]No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1996, 11,958,410 shares of Common Stock, $.01 par value per share, were outstanding.

                               Individual, Inc.

                                   Form 10-Q
                      For the Quarter Ended March 31, 1996
                                     Index

                                                                   Page #
                                                                   ------
Facing Sheet                                                         1
Index                                                                2

PART I - UNAUDITED FINANCIAL INFORMATION
- - ----------------------------------------

Item 1.     Consolidated Financial Statements
            Consolidated Balance Sheets                              3
            Consolidated Statements of Operations                    4
            Consolidated Statements of Cash Flows                    5
            Notes to Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9

PART II - OTHER INFORMATION
- - ---------------------------

Item 6.     Exhibits and Reports on Form 8-K                        13

Signatures                                                          14

Exhibit Index                                                       15

Exhibit 11  Computation of Earnings Per Share                       16

Financial Data Schedule                                             17

Part I. Financial Information
Item 1. Financial Statements

                               Individual, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                March 31,            December 31,
                                                                   1996                  1995
                                                              -------------         -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $34,221,852           $17,517,743
   Investments in marketable securities                           1,954,794                     -
   Accounts receivable, net                                       4,589,052             5,741,694
   Prepaid expenses                                                 199,672               115,094
                                                              --------------        --------------

     Total current assets                                        40,965,370            23,374,531

Property and equipment, net                                       2,824,450             2,926,234
Other assets, net                                                   256,323               501,740
                                                              --------------        --------------

     Total assets                                               $44,046,143           $26,802,505
                                                              ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $   925,628           $ 1,382,797
   Accrued expenses                                               3,614,239             2,422,094
   Deferred revenue                                               9,002,318             8,924,309
   Bank loans for equipment financing                               638,067               638,067
   Current obligations under capital leases                         127,073               138,017
                                                              --------------        --------------

     Total current liabilities                                   14,307,325            13,505,284

   Bank loans for equipment financing                               750,856               910,374
   Lease obligations                                                 48,028                75,364
   Senior subordinated notes                                              -            10,000,000
   Redeemable preferred stock                                             -            23,999,013

Stockholders' equity (deficit):
   Preferred stock, $0.01 par value                                       -                 6,113
   Common stock, $0.01 par value; 25,000,000 shares
      authorized,  12,116,632 and 1,870,596 shares
      issued in 1996 and 1995, respectively                         121,166                18,706
   Additional paid in capital                                    49,886,574             3,071,810
   Cumulative dividends on redeemable preferred stock                     -            (6,234,366)
   Accumulated deficit                                          (21,054,929)          (18,544,708)
                                                              --------------        --------------

                                                                 28,952,811           (21,682,445)
   Less 158,222 and 157,500 shares held in treasury
      (at cost), respectively                                       (12,877)               (5,085)
                                                              --------------        --------------

       Total stockholders' equity (deficit)                      28,939,934           (21,687,530)
                                                              --------------        --------------
     Total liabilities and stockholders' equity                 $44,046,143           $26,802,505
                                                              ==============        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                               Individual, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                 For the three months ended
                                                                         March 31,
                                                                1996                  1995
                                                           --------------        --------------
Revenue                                                       $5,029,291            $3,455,910
Cost of revenue                                                2,257,506             1,592,324
                                                           --------------        --------------
Gross margin                                                   2,771,785             1,863,586
Operating expense:
   Sales and marketing                                         1,060,544               474,335
   New subscriber acquisition                                  2,230,703             1,826,039
   Product development                                           838,725               399,224
   General and administrative                                    655,422               771,763
                                                           -------------         -------------
      Total operating expenses                                 4,785,394             3,471,361
                                                           --------------        --------------

Loss from operations                                          (2,013,609)           (1,607,775)
Interest income and other, net                                   241,594                35,059
Interest expense                                                (738,206)              (36,111)
                                                           --------------        --------------
Net loss                                                     ($2,510,221)          ($1,608,827)
                                                           ==============        ==============

Pro forma net loss per common share (Note 4)                      ($0.25)               ($0.17)
                                                           ==============        ==============

Pro forma weighted average common
   shares outstanding (Note 4)                                 9,844,520             9,638,274
                                                           ==============        ==============

The accompanying notes are an integral part of the financial statements.

                                Individual, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             For the three months ended
                                                                                      March 31,
                                                                             1996                  1995
                                                                        --------------         --------------
Cash flows from operating activities:
Net loss                                                                  ($2,510,221)          ($1,608,827)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation and amortization                                                 213,156               138,097
Amortization of deferred financing costs                                      236,096                     -
Loss on disposal of property and equipment                                     18,728                     -
Provision for doubtful accounts                                                48,632                 5,000
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                        1,104,010               679,437
     Increase in prepaid expenses                                             (84,578)               (5,440)
     Increase in other assets                                                  (2,020)              (19,454)
     Increase in accounts payable and accrued expenses                          5,416               786,548
     Increase in deferred revenue                                              78,009               546,061
                                                                        --------------        --------------

Net cash (used in)/provided by operating activities:                         (892,772)              521,422
                                                                        --------------        --------------


Cash flows from investing activites:
Additions to property and equipment                                          (115,400)             (212,604)
(Investments in)/proceeds from sale of marketable securities               (1,954,794)            1,000,000
                                                                        --------------        --------------

Net cash (used in)/provided by investing activities:                       (2,070,194)              787,396
                                                                        --------------        --------------


Cash flows from financing activities:
Principal repayments under capital lease obligations                          (41,639)              (54,949)
Increase in/(payments on) equipment loan                                     (159,518)              269,376
Proceeds from issuance of common stock, net of related expenses            29,868,232                   284
Payment on senior subordinated notes                                      (10,000,000)                    -
                                                                        --------------        --------------

Net cash provided by financing activities                                  19,667,075               214,711
                                                                        --------------        --------------

Net increase in cash and cash equivalents                                  16,704,109             1,523,529
Cash and cash equivalents at the beginning of period                       17,517,743               639,870
                                                                        --------------        --------------
Cash and cash equivalents at the end of period                            $34,221,852            $2,163,399
                                                                        ==============        ==============
Supplemental cash flow information:
   Interest paid                                                             $691,665               $36,111
                                                                        ==============         ==============
   Equipment acquired under capital lease obligation                           $3,359                     -
                                                                        ==============         ==============

The accompanying notes are an integral part of the financial statements.

                               Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation
          The consolidated financial statements of Individual, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiary. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.  Cash and Cash Equivalents and Marketable Securities
          At March 31, 1996, cash and cash equivalents included $18,916,985 in commercial paper, $11,257,952 in money market investments, $2,482,507 in U.S. Government Agency securities, and $1,564,408 cash on deposit. In addition, the Company held $1,954,794 in U. S. Government Agency securities classified as
marketable securities.   All marketable securities are held to maturity and
therefore carried at amortized cost. At December 31, 1995, cash and cash equivalents included cash on deposit and investments in money market type mutual funds.

3.  Initial Public Offering
          On March 20, 1996, the Company completed an initial public offering (the "IPO") of 2,500,000 shares of Common Stock at $14.00 per share, of which 2,300,000 were sold by the Company and 200,000 were sold by selling stockholders. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $29.1 million. In April 1996, the Underwriters exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock from the Company, for net proceeds of approximately $4.9 million.

          Upon the closing of the IPO, all series of Preferred Stock were converted into an aggregate of 7,625,210 shares of Common Stock. Upon conversion of the Preferred Stock to Common Stock, all cumulative dividends associated with the Redeemable Preferred Stock expired and were no longer payable.

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

4.  Per Share Computations
Pro Forma Net Income (Loss) Per Common and Common Equivalent Share
          The pro forma net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants. The computation of pro forma earnings per share gives effect to the conversion of all shares of Series B, C, D, E and G Redeemable Preferred Stock and Series A and F Preferred Stock and does not include the dividends on Redeemable Preferred Stock as an increase in net loss. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the IPO price of $14.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods prior to the IPO. Presentation herein is consistent with pro forma calculations included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended.

Historical Net Loss Per Common Share
          Net loss per common share on a historical basis is computed in the same manner as pro forma net loss per common share, except that Series B, C, D, E and G Redeemable Preferred Stock and Series A and F Preferred Stock are not assumed to be converted prior to the IPO. In the computation of net loss per common share, accretion of redeemable preferred stock dividend amounts is included as an increase to net loss attributable to common stockholders. Net loss per common share on a historical basis is calculated as follows:


                                     For the three months ended March 31,
                                            1996              1995
                                            ----              ----
Net loss                                $(2,510,221)      $(1,608,827)
Accretion of dividends on
 redeemable preferred stock             $   462,706       $   371,720
                                        -----------       -----------
Net loss to common stockholders         $(2,972,927)      $(1,980,547)
Net loss per common share               $     (0.95)      $     (0.98)
                                        ===========       ===========
Weighted average number of
 common and common equivalent
 shares outstanding                       3,141,039         2,013,064
                                        ===========       ===========

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

5.  Changes in Stockholders' Equity (Deficit)

          The following table sets forth the changes in stockholders' equity (deficit) for the quarter ended March 31, 1996:


Balance at December 31, 1995                         $(21,687,530)
Net proceeds from initial public offering              29,100,994
Conversion of all Preferred Stock to Common Stock      23,999,013
Exercise of stock options                                  45,470
Repurchase of treasury shares                              (7,792)
Net loss                                               (2,510,221)
                                                     ------------
Balance at March 31, 1996                            $ 28,939,934
                                                     ------------


Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

Individual offers a suite of customized information services that provide knowledge workers with relevant current awareness reports each day while offering information providers and advertisers new ways to reach targeted audiences. The Company commenced delivery of its initial service in the quarter ended March 31, 1990, and has subsequently introduced additional services targeted at multiple market segments.

The Company's revenue is derived from two classes of services: enterprise services and single-user services. Revenue for the Company's enterprise service, First! (introduced in the first quarter of 1990), consists of subscription fees from organizations. Single-user services include HeadsUp (introduced in the fourth quarter of 1994), NewsPage (introduced in the second quarter of 1995), and BookWire (acquired by the Company in the third quarter of
1995). Revenue for single-user services consists of both subscription fees and fees for the fulfillment of certain user requests for additional information, as well as advertising fees from companies placing advertisements through these services.

The Company recognizes subscription revenue ratably over the subscription period. The Company's subscription contracts are typically billed in advance, and amounts attributable to services not yet delivered are recorded in deferred revenue. Customers of the Company's services may terminate their subscriptions at any time and receive a credit in the form of a cash refund for the unused portion. Historically, the level of subscriptions cancellations prior to the termination of the subscription period has not been material and has had no impact on revenue previously recognized. Fulfillment fees are recognized as revenue at the time stories are provided. Advertising revenue is recognized ratably over the advertisement period.

This Form 10-Q may contain forward-looking statements, the achievement of which involve risks and uncertainties, and the Company's actual experience may differ from that discussed herein. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's Prospectus dated March 15, 1996 (Registration Statement No. 333-00792 on Form S-1).

Results of  Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                          Three months ended March 31,
                                              1996           1995
                                             ------         ------
Revenue                                        100%           100%
Cost of revenue                                 45%            46%
                                             ------         ------
Gross margin                                    55%            54%
Operating expense:
   Sales and marketing                          21%            14%
   New subscriber acquisition                   44%            53%
   Product development                          17%            12%
   General and administrative                   13%            22%
                                             ------         ------
      Total operating expense                   95%           101%
                                             ------         ------
Loss from operations                          (40)%          (47)%
Interest income and (expense), net            (10)%             0%
                                             ------         ------
Net loss                                      (50)%          (47)%
                                             ======         ======

Three months ended March 31, 1996 and 1995

          Revenue. Revenue increased 46%, from $3,456,000 for the three months ended March 31, 1995 to $5,029,000 for the three months ended March 31, 1996. The Company's enterprise services and single-user services both contributed to this increase, as the number of users rose to 138,000, up 233% from one year earlier. In the first quarter of fiscal 1996, revenue from enterprise services was $3,465,000, up from $2,452,000 for the same period in 1995. This increase of 41% was primarily attributable to an increase in users, attained through increased selling efforts and the availability of additional delivery platforms. Revenue from single-user services was $1,565,000 for the three months ended March 31, 1996, up from $1,004,000 for the same period in 1995. This increase of 56% was mainly the result of growth in HeadsUp subscription revenue and advertising and subscription revenue from NewsPage, which was introduced in the second quarter of 1995. NewsPage users were attracted to the Company's World Wide Web site through advertising and various third party joint marketing programs.

          Cost of revenue. Cost of revenue was $2,257,000 for the three months ended March 31, 1996, as compared to $1,592,000 for the same period in 1995, or an increase of 42%. This increase reflected costs incurred to provide service to an increased number of users, including costs related to the expanded number of information sources available to users. As a percentage of revenue, the cost of revenue remained relatively unchanged at 45% for the three months ended March 31, 1996, as compared to 46% for the same period in 1995.

          Sales and marketing. Sales and marketing expenses increased 123% to $1,060,000 for the three months ended March 31, 1996, up from $475,000 for the same period in 1995. As a percentage of revenue, sales and marketing expenses increased from 14% in the first quarter of 1995 to 21% in the first quarter of 1996. These increases were mainly attributable to costs incurred for expanding a direct sales force to sell advertising on NewsPage and costs incurred to renew subscriptions of enterprise customers. Because NewsPage was launched during the second quarter of 1995, the Company did not incur similar expenses during the first quarter of 1995.

          New subscriber acquisition. New subscriber acquisition expenses increased 22% to $2,231,000 for the three months ended March 31, 1996, up from $1,826,000 for the same period in 1995. This increase was attributable to both advertising costs incurred to attract NewsPage subscribers, which did not exist in the first quarter of 1995, and increased selling costs incurred to acquire
new customers for the enterprise service.   As a percentage of revenue, new
subscriber acquisition costs decreased from 53% to 44% for the three months ended March 31, 1995 and 1996, respectively. This decrease reflected substantially lower subscriber acquisition costs for single user services in the first quarter of 1996.

          Product development. Product development expenses increased 110% to $839,000 for the three months ended March 31, 1996, up from $399,000 for the same period in 1995. As a percentage of revenue, product development expenses increased from 12% to 17% for the three months ended March 31, 1995 and 1996, respectively. These increases were the result of the continued development of new enhancements and new delivery platforms for both the NewsPage and First! services.

          General and administrative. General and administrative expenses decreased 15% to $655,000 for the three months ended March 31, 1996, down from $772,000 for the same period in 1995. As a percentage of revenue, general and administrative costs decreased from 22% to 13% for the three months ended March 31, 1995 and 1996, respectively. These decreases primarily resulted from non-recurring provisions made in the first quarter of 1995 for certain state sales tax obligations and for the retirement of certain assets in connection with the relocation of the Company's offices.

          Interest and other income (expense), net. Interest and other income (expense), net, increased to $(497,000) from $(1,000), for the three months ended March 31, 1996 and 1995, respectively. In the first quarter of 1996, the Company incurred interest charges on $10.0 million of senior subordinated notes issued in November of 1995, which were partially offset by interest income earned on the proceeds. The senior subordinated notes were repaid with a portion of the proceeds from the initial public offering in the first quarter of 1996.

Liquidity and Capital Resources

          The Company's cash and cash equivalent balance was $34,222,000 at March 31, 1996, as compared to $17,518,000 at December 31, 1995. Net cash used in operations was $(893,000) for the three months ended March 31, 1996, as compared to $521,000 provided from operations for the same period in 1995. This decrease was mainly attributable to interest payments of $638,000 made on the senior subordinated notes during the first quarter of 1996, the increased net
loss and net increase in changes in operating assets and liabilities.   Net cash
used in investing activities was $(2,070,000) for the three months ended March 31, 1996, as compared to $787,000 provided from investing activities for the same period in 1995. This decrease was primarily attributable to investments in marketable securities which were redeemed in the first quarter of 1995, as compared with marketable securities purchased in the first quarter of 1996. Net cash provided by financing activities was $19,667,000 for the three months ended March 31, 1996, as compared to $215,000 for the same period in 1995. This increase resulted from the completion of the Company's initial public offering in March 1996, which generated proceeds of $29,100,000, net of offering expenses
of $3,100,000, $2,378,000 of which had been paid as of March 31, 1996.   In
addition, the Company used $10,000,000 of the offering proceeds for repayment of the principal on the senior subordinated notes.

          The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At March 31, 1996 the Company had approximately $1,564,000 outstanding in connection with these obligations and had an additional $581,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000, subject to certain covenants. At March 31, 1996, no amounts were outstanding under this line.

          The Company believes that cash and marketable securities and cash flows from operations will be sufficient to fund its operations at least for the next twelve months.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K
- - -------    --------------------------------

(a)  Exhibits

     11 Computation of Weighted Average Shares Used in Computing Loss Per Share Amounts

     Financial Data Schedule

(b)  Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Individual, Inc.

Date:  May 15, 1996


                         By:  /s/Joseph A. Amram
                              ------------------
                              Joseph A. Amram
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                         By:  /s/Robert L. Lentz
                              ------------------
                              Robert L. Lentz
                              Vice President and Chief Financial Officer
                              (Principal Financial and Chief Accounting
                              Officer)

Exhibit Index            Individual, Inc.


Exhibit Number    Description                                 Page
- - --------------    -----------                                 ----

11                Computation of Weighted Average Shares      16
                  Used in Computing Loss Per Share Amounts

                  Financial Data Schedule                     17