Form 10-Q
period 1996-06-30
INDIVIDUAL INC
filed 1996-08-14
CIK 1002536

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                              ------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:      0-27734
                       ------------------

Individual, Inc.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                             04-303-6959
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

8 New England Executive Park West, Burlington, MA                          01803
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(617) 273-6000
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.                           X  Yes      No
                                                           ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           Yes      No
                                                           ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, 14,026,071 shares of Common Stock, $.01 par value per share, were outstanding.

                               Individual, Inc.

                                  Form 10-Q
                     For the Quarter Ended June 30, 1996
                                    Index

                                                                       Page #
                                                                       ------
Facing Sheet                                                               1
Index                                                                      2

PART I - UNAUDITED FINANCIAL INFORMATION
- ---------------------------------------------

Item 1.      Condensed consolidated Financial Statements                   3
                Condensed consolidated Balance Sheets                      3
                Condensed consolidated Statements of Operations            4
                Condensed consolidated Statements of Cash Flows            5
                Notes to Consolidated Financial Statements                 6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

PART II - OTHER INFORMATION
- ---------------------------

Item 6.      Exhibits and Reports on Form 8-K                             16

Signatures                                                                17

Exhibit Index                                                             18

Exhibit 11   Computation of Loss Per Share                                19

Financial Data Schedule                                                   20

Part I. Financial Information
Item 1. Financial Statements

                               Individual, Inc.
                     Condensed consolidated Balance Sheets
                                 (Unaudited)

                                                                                   June 30,            December 31,
                                                                                     1996                  1995
                                                                                  -----------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $34,118,404           $17,517,743
  Investments in marketable securities                                              6,014,594                     -
  Accounts receivable, net                                                          3,982,786             5,741,694
  Prepaid expenses                                                                    469,928               115,094
                                                                                  -----------          ------------
    Total current assets                                                           44,585,712            23,374,531

Property and equipment, net                                                         3,641,201             2,926,234
Other assets, net                                                                     876,359               501,740
                                                                                  -----------          ------------
    Total assets                                                                  $49,103,272           $26,802,505
                                                                                  ===========          ============
LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                 $2,087,415           $1,382,797
  Accrued expenses                                                                  6,571,819            2,422,094
  Deferred revenue                                                                  8,993,360            8,924,309
  Bank loans for equipment financing                                                  804,734              638,067
  Current obligations under capital leases                                            119,620              138,017
                                                                                  -----------          -----------
     Total current liabilities                                                     18,576,948           13,505,284

Senior subordinated notes                                                                   -           10,000,000
Other long term liabilities                                                         1,128,176              985,738

Redeemable preferred stock                                                                  -           23,999,013

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value                                                          -                6,113
  Common stock, $0.01 par value; 25,000,000 shares
    authorized, 14,106,476 and 1,870,596 shares
    issued in 1996 and 1995, respectively                                             141,065               18,706
  Additional paid in capital                                                       88,680,765            3,071,810
  Cumulative dividends on redeemable preferred stock                                        -           (6,234,366)
  Accumulated deficit                                                             (59,393,073)         (18,544,708)
                                                                                  -----------          -----------
                                                                                   29,428,757          (21,682,445)
Less 80,405 and 157,500 shares held in treasury
  (at cost), respectively                                                             (30,609)              (5,085)
                                                                                  -----------          -----------
    Total stockholders' equity (deficit)                                           29,398,148          (21,687,530)
                                                                                  -----------          -----------
    Total liabilities and stockholders' equity (deficit)                          $49,103,272          $26,802,505
                                                                                  ===========          ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                               Individual, Inc.
                Condensed consolidated Statements of Operations
                                 (Unaudited)


                                                                   For the three months ended      For the six months ended
                                                                             June 30                       June 30,
                                                                      1996             1995           1996           1995
                                                                 ------------------------------   ---------------------------
Revenue                                                             $5,647,727      $4,144,961      $10,677,018    $7,600,872
Cost of revenue                                                      2,637,334       1,790,871        4,894,840     3,383,195
                                                                 ------------------------------   ---------------------------
Gross margin                                                         3,010,393       2,354,090        5,782,178     4,217,677
Operating expense:
  Sales and marketing                                                1,346,221         511,889        2,406,765       986,224
  New subscriber acquisition                                         1,948,926       2,177,921        4,179,629     4,003,960
  Product development                                                1,053,485         649,493        1,892,211     1,048,717
  General and administrative                                         1,630,391         442,588        2,285,814     1,214,351
  Purchased incomplete technology                                   35,563,750               -       35,563,750             -
                                                                 ------------------------------   ---------------------------
    Total operating expenses                                        41,542,773       3,781,891       46,328,169     7,253,252
                                                                 ------------------------------   ---------------------------
Loss from operations                                               (38,532,380)     (1,427,801)     (40,545,991)   (3,035,575)
Interest income and other, net                                         231,245          27,339          472,839        62,398
Interest expense                                                       (37,008)        (30,913)        (775,215)      (67,024)
                                                                 ------------------------------   ---------------------------
Net loss                                                          ($38,338,143)    ($1,431,375)    ($40,848,367)  ($3,040,201)
                                                                 ==============================   ===========================

Supplemental net loss per common share (Note 4)                         ($3.09)         ($0.15)          ($3.67)       ($0.32)
                                                                 ==============================   ===========================

Supplemental weighted average common
  shares outstanding (Note 4)                                       12,424,474       9,639,260       11,134,497     9,638,767
                                                                 ==============================   ===========================


The accompanying notes are an integral part of the financial statements.

                               Individual, Inc.
                Condensed consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                           For the six months ended
                                                                                   June 30,
                                                                             1996            1995
                                                                         -----------     ------------
Cash flows from operating activities:
Net loss                                                                ($40,848,367)    ($3,040,201)
Adjustments to reconcile net loss to net cash
provided by used in operating activities:
Depreciation and amortization                                                652,192         290,188
Loss on disposal of property and equipment                                    18,728              --
Provision for doubtful accounts                                              190,618          14,382
Compensation recognized under employee stock plans                            27,981              --
Undistributed loss of joint venture                                        1,303,821              --
Purchased incomplete technology                                           35,563,750              --
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                          1,568,290         873,969
  Increase in prepaid expenses                                              (342,557)         (1,450)
  Increase/(decrease) in other assets                                         10,276         (19,019)
  Increase in accounts payable and accrued expenses                        1,763,769       1,275,064
  Increase in other long term liabilities                                    166,667              --
  Increase in deferred revenue                                                69,052         239,310
                                                                        ------------     -----------
Net cash provided by/(used in) operating activities:                         144,220        (367,757)
                                                                        ------------     -----------

Cash flows from investing activities:
Additions to property and equipment                                         (875,666)       (757,351)
Investment in joint venture                                               (1,883,417)
Cash acquired from acquisition                                             1,010,354              --
(Investments in)/proceeds from sale of marketable securities              (5,992,450)      1,000,000
                                                                        ------------     -----------

Net cash (used in)/provided by investing activities:                      (7,741,179)        242,649
                                                                        ------------     -----------

Cash flows from financing activities:
Principal repayments under lease obligations                                 (60,282)       (104,299)
Increase in equipment loan, net                                              180,963         306,796
Proceeds from issuance of common stock, net of related expenses           34,079,281             978
Payment on senior subordinated notes                                     (10,000,000)             --
                                                                        ------------     -----------

Net cash provided by financing activities                                 24,199,962         203,475
                                                                        ------------     -----------

Effect of exchange rate on cash                                               (2,342)             --
                                                                        ------------     -----------

Net increase in cash and cash equivalents                                 16,600,661          78,367
Cash and cash equivalents at the beginning of period                      17,517,743         639,870
                                                                        ------------     -----------
Cash and cash equivalents at the end of period                           $34,118,404        $718,237
                                                                        ============     ===========

Supplemental cash flow information:
  Interest paid                                                             $738,488         $63,053
                                                                       =============     ===========
Noncash transactions:
  Equipment acquired under capital lease obligation                          $22,859              --
                                                                       =============     ===========
  Net liabilities assumed in exchange for stock                           $1,643,019              --
                                                                       =============     ===========
  Conversion of redeemable preferred stock into common stock              $2,999,013              --
                                                                       =============     ===========

The accompanying notes are an integral part of the financial statements.

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

          The unaudited consolidated financial statements of Individual, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.  Cash and Cash Equivalents and Marketable Securities

          At June 30, 1996, cash and cash equivalents included $12,977,083 in commercial paper, $2,033,340 in money market investments, $17,164,307 in U. S. Government Agency securities, and $1,943,674 cash on deposit. In addition, the Company held $6,014,594 in U. S. Government Agency securities classified as marketable securities. All marketable securities are held to maturity and therefore carried at amortized cost. At June 30, 1996, the market value of these marketable securities was $6,012,160. At December 31, 1995, cash and cash equivalents included cash on deposit and investments in money market type mutual funds.

3.  Initial Public Offering

          On March 20, 1996, the Company completed an initial public offering (the "IPO") of 2,500,000 shares of Common Stock at $14.00 per share, of which 2,300,000 were sold by the Company and 200,000 were sold by selling stockholders. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $29,100,000. In April 1996, the Underwriters exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock from the Company, for net proceeds of approximately $4,700,000.

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

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

4.  Per Share Computations
Supplemental Net Loss Per Common Share

          The supplemental net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants. The computation of supplemental earnings per share gives effect to the conversion of all shares of Series B, C, D, E and G as if such shares were converted for all periods presented. Redeemable Preferred Stock and Series A and F Preferred Stock and does not include the dividends on Redeemable Preferred Stock as an increase in net loss. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the IPO price of $14.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods prior to the IPO. Presentation herein is consistent with the pro forma calculations included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended.

Historical Net Loss Per Common Share

          Net loss per common share on a historical basis is computed in the same manner as supplemental net loss per common share, except that Series B, C, D, E and G Redeemable Preferred Stock and Series A and F Preferred Stock are not assumed to be converted prior to the IPO. In the computation of net loss per common share, accretion of redeemable preferred stock dividend amounts is included as an increase to net loss attributable to common stockholders. Net loss per common share on a historical basis is calculated as follows:

                                         For the three months ended June 30,
                                            1996                      1995
                                            ----                      ----
Net loss                                 ($38,338,143)             ($1,431,375)
Accretion of dividends on redeemable
 preferred stock                               --                      371,720
                                         -------------              -----------
Net loss to common stockholders          ($38,338,143)             ($1,803,095)
                                         =============             ============

Net loss per common share                 $     (3.09)              $    (0.90)
                                         =============             ============

Weighted average number of common and
 common equivalent shares outstanding      12,424,474                2,014,050
                                         =============             ============

                                          For the six months ended June 30,
                                            1996                      1995
                                            ----                      ----
Net loss                                 ($40,848,367)             ($3,040,201)
Accretion of dividends on redeemable
 preferred stock                              462,706                  743,440
                                         -------------             ------------
Net loss to common stockholders          ($41,311,073)             ($3,783,641)
                                         =============             ============

Net loss per common share                 $     (5.31)              $    (1.88)
                                         =============             ============

Weighted average number of common and
 common equivalent shares outstanding       7,782,757                2,013,557
                                         =============             ============

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

5.  Changes in Stockholders' Equity (Deficit)
          The following table sets forth the changes in stockholders' equity (deficit) for the six months ended June 30, 1996:


Balance at December 31, 1995                                      ($21,687,530)
Net proceeds from initial public offering                           29,100,994
Conversion of all redeemable preferred stock to common stock        23,999,013
Net proceeds from exercise of over-allotment option                  4,738,243
Stock issued in acquisition of FreeLoader                           33,981,085
Exercise of stock options and warrants                                 117,159
Repurchase of treasury shares                                          (28,067)
Issuance of treasury shares                                             25,615
Net loss                                                           (40,848,364)
                                                                   ------------
Balance at June 30, 1996                                           $29,398,148
                                                                   ===========

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

6.  Acquisition of FreeLoader

          On June 28, 1996, Individual completed the acquisition of FreeLoader, Inc. ("FreeLoader") by a subsidiary merger pursuant to the terms of the Agreement and Plan of Reorganization dated as of May 30, 1996 among Individual, FL Merger Corp., a wholly-owned subsidiary of Individual, FreeLoader, and certain stockholders of FreeLoader (the "Merger Agreement"). As a result of the merger, FreeLoader became a wholly-owned subsidiary of Individual.

Pursuant to the Merger Agreement, Individual issued approximately 1,874,489 shares of its Common Stock to the stockholders of FreeLoader as consideration for the merger (including approximately 360,180 shares of Common Stock reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the merger). The aggregate estimated purchase price of approximately $39,931,000 is based on the fair market value of Individual, Inc. Common Stock and options as of May 30, 1996 and includes estimated accrued transaction costs of approximately $950,000. The transaction was accounted for as a purchase. Approximately $633,000 of the purchase price has been allocated to the fair value of the net identifiable liabilities assumed and approximately $35,564,000 has been allocated to the fair value of purchased technology determined to be in-process and accordingly, expensed at consummation. This nonrecurring charge is reflected in the consolidated statement of operations.

The following condensed pro forma results of operations for the six months ended June 30, 1996 have been presented to disclose the acquisition of FreeLoader as if it had occurred as of the beginning of fiscal year 1996. The computation of pro forma net loss per common share assumes the 1,514,309 shares issued in the acquisition of FreeLoader to be outstanding from January 1, 1996. The computation also gives effect to the conversion of all shares of Series B, C, D, E, and G redeemable preferred stock and Series A and F preferred stock as of January 1, 1996, and excludes the dividends on redeemable preferred stock as an increase to net loss. In addition, the one time charge of $35,564,000 for the purchase of incomplete technology has been included in the net loss computation. The condensed pro forma results of operations for the corresponding period of the prior year have not been presented because FreeLoader did not commence operations until November 13, 1995.


                                                              For the six
                                                             months ended
                                                            June 30, 1996
                                                                Pro Forma
                                                                ---------

Revenue                                                       $10,677,018
                                                              ============

Net loss                                                      (44,485,200)
                                                              ============

Pro forma net loss per common share                                ($3.52)
                                                                   =======

Pro forma weighted average common
shares outstanding                                             12,632,165
                                                               ==========

                                Individual, Inc.
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

7.  Joint Venture

          On May 31, 1996 the Company acquired for approximately $1,883,000 in cash 44% of the shares of NewsWatch, Inc. ("NewsWatch"), a joint venture established by the Company, Toshiba Corporation and Mitsui & Co. Ltd. The joint venture was established to provide customized electronic information services in Japan. The investment is being accounted for using the equity method of accounting. Accordingly, the Company recognized $271,000 as its share of the loss for the three months ended June 30, 1996, which is included in interest and other income (expense), net.

The Company has entered into certain software and know-how license agreements with the joint venture in exchange for an initial lump sum royalty payment to the Company of approximately $1,032,000, received in May 1996, and continuing royalties based on revenue of the joint venture over a twenty year period. The license includes the transfer of certain technology from the Company to the joint venture, which is expected to be completed by the end of 1996. The initial lump sum royalty has been deferred and is being recognized as revenue over the term of the technology transfer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
- --------

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

The Company's revenue is derived from two classes of services: enterprise services and single-user services. Revenue for the Company's enterprise service, First! (introduced in the first quarter of 1990) consists of subscription fees from organizations. Single-user services include HeadsUp (introduced in the second quarter of 1993), Physician's NewScan (introduced in the fourth quarter of 1994), NewsPage (introduced in the second quarter of 1995), BookWire (acquired by the Company in the third quarter of 1995), and FreeLoader (acquired by the Company in June 1996). Revenue for single-user services consists of both subscription fees and fees for the fulfillment of certain user requests for additional information, as well as advertising fees from companies placing advertisements through these services.

The Company recognizes subscription revenue ratably over the subscription period. The Company's subscription contracts are typically billed in advance, and amounts attributable to services not yet delivered are recorded in deferred revenue. Customers of the Company's services may terminate their subscriptions at any time and receive a credit in the form of a cash refund for the unused portion. Historically, the level of subscription cancellations prior to the termination of the subscription period has not been material and has had no impact on revenue previously recognized. Fulfillment fees are recognized as revenue at the time stories are provided. Advertising revenue is recognized ratably over the advertisement period.

The Company had 204 full-time employees on June 30, 1996, up from 157 on December 31, 1995, and up from 96 and 66 on December 31, 1994 and 1993, respectively. The majority of the Company's expenses consists of salaries and related costs. The Company incurs significant expenses to acquire new customers, reported as new subscriber acquisition expenses. The Company may also incur expenses in the process of soliciting a subscription renewal, which are included in sales and marketing expenses. The cost of soliciting subscription renewals is substantially less than the cost of acquiring new subscriptions.


General Risk Factors Affecting Quarterly Results
- ------------------------------------------------

This Form 10-Q contains forward-looking statements, the achievement of which involves risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under "Risk Factors" in the Company's Registration Statement on Form S-1 filed on July 19, 1996 (File No. 333-8511), as amended.

On June 28, 1996, the Company acquired FreeLoader, a developer of agent-based software for the offline delivery of World Wide Web multi-media content. The FreeLoader acquisition was effected through the merger of FL Merger Corp., a wholly-owned subsidiary of the Company, with and into FreeLoader, with FreeLoader continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The Company issued approximately 1,874,489 shares of its Common Stock in the FreeLoader acquisition in exchange for the outstanding securities of FreeLoader, including approximately 360,180 shares of Individual Common Stock which are reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the FreeLoader acquisition. The FreeLoader acquisition has been accounted for as a purchase. Approximately $633,000 of the purchase price has been allocated to the fair value of the net identifiable liabilities assumed and approximately $35,564,000 has been allocated to the fair value of the purchased technology determined to be in-process and accordingly, expensed at consummation. The Company expects to sell advertising on the FreeLoader service; however, no revenue has been recorded to date and no revenue is expected through the end of 1996.

In addition to the FreeLoader acquisition, management may in future quarters consider other acquisitions that it believes may enable Individual to acquire complementary skills and capabilities, offer new products and services, expand its customer base, or obtain other competitive advantages. There can be no assurance that Individual will be able to successfully identify suitable acquisition candidates or complete future acquisitions, or that any future acquisitions will not have a material adverse effect on Individual's business and results of operations.

The Company terminated the employment of Joseph A. Amram, a founder and former President and Chief Executive Officer of the Company, in August 1996. The Company has initiated a search for a new Chief Executive Officer and has established an Office of the President consisting of Janesse T. Bruce, Senior Vice President and General Manager of Internet and Single-User Services, Bruce
D. Glabe, Executive Vice President, and Robert L. Lentz, Vice President, Finance and Chief Financial Officer, to manage the Company pending successful completion of the search. In addition, William A. Devereaux, a member of the Board of Directors of the Company since 1989, has been elected Chairman of the Board of Directors.

There can be no assurance that these management changes will not have a material adverse effect on the Company's business, results of operations and financial condition, as well as on perceptions of the Company by current and prospective investors. Ms. Bruce and Mr. Lentz have been with the Company for only a short period of time, having joined the Company in January 1996 and March 1996, respectively. Mr. Glabe has been with the Company since May 1994. There can be no assurance that Ms. Bruce, Mr. Glabe and Mr. Lentz will be able to effectively manage the Company while the search for a new Chief Executive Officer is pending. Moreover, there can be no assurance that the Company will be successful in recruiting a new Chief Executive Officer in a timely fashion, or that a new Chief Executive Officer, if hired, will be able to successfully manage the Company.

In view of the Company's revenue growth in recent years, management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The limited operating history of the Company makes the prediction of future operating results difficult or impossible and therefore there can be no assurance that the Company will sustain revenue growth or achieve profitability. Revenues to be generated from advertising on the Company's FreeLoader service will be highly dependent on the successful development of the FreeLoader service, the integration of FreeLoader with Individual's services, and the ability of the Company to attract advertising sponsorship on FreeLoader. The Company expects to spend approximately $2 Million per quarter in 1996 on FreeLoader development and marketing, and possibly more in the future. No revenue from FreeLoader is expected in 1996. New enterprise services released in the quarter ended June 30, 1996 include First! Intranet 2.0. and First! for Microsoft Exchange. The ability of the Company to market these new releases effectively will impact the growth of enterprise services revenues in future quarters.

Results of Operations
- ---------------------

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                             Three months ended June 30,    Six months ended June 30,
                                                 1996           1995           1996           1995
                                            --------------  -------------  -------------  ------------

Revenue                                               100%           100%           100%          100%
Cost of Revenue                                        47%            43%            46%           45%
                                                    -----           ----          -----          ----
Gross Margin                                           53%            57%            54%           55%

Operating expenses:
Sales and marketing                                    24%            12%            23%           13%
New subscriber acquisition                             34%            53%            39%           52%
Product development                                    18%            16%            18%           14%
General and administrative                             29%            11%            21%           16%
Purchased incomplete technology                       630%             -            333%            -
                                                    -----           ----          -----          ----
     Total operating expense                          735%            92%           434%           95%

Loss from operations                                (682)%          (35)%         (380)%         (40)%
Interest and other income (expense), net                3%             0%           (3)%            0%
                                                    -----           ----          -----          ----
Net loss                                            (679)%          (35)%         (383)%         (40)%
                                                    =====           ====          =====          ====

Three months and six months ended June 30, 1996 and 1995
- --------------------------------------------------------

Revenue.

Revenue increased 36%, from $4,145,000 for the three months ended June 30, 1995 to $5,648,000 for the three months ended June 30, 1996. Revenues increased 40%, from $7,601,000 to $10,677,000 in the six months ended June 30, 1995 and 1996 respectively. The number of registered users increased to more than 280,000 at June 30, 1996 (including 32,000 users of the FreeLoader service), over five times the number of users at June 30, 1995. In the second quarter of fiscal 1996, revenue from enterprise services was $3,712,000, up from $2,649,000 for the same period in 1995. This increase of 40% resulted primarily from new and upgrade sales of First! for intranet and groupware platforms. The percentage increase for the six months ended June 30, 1996 was approximately 41%, as revenue from enterprise services grew to $7,177,000, up from $5,101,000 for the same period in 1995.

In the second quarter of fiscal 1996, revenue from single user services grew by 29% to $1,935,000, up from $1,496,000 for the same period in 1995. For the six months ended June 30, 1996, single user services revenue grew by 40% to $3,500,000, up from $2,500,000 for the same period in 1995. The growth was attributable to the Company's NewsPage service on the World Wide Web, which was introduced in the second quarter of 1995. The increase in revenue from Web single-user services was partially offset by the declining revenues from Physician's NewScan, a sponsored news service, which has not been heavily promoted in 1996. The acquisition of FreeLoader did not contribute any revenue in the second quarter, nor is it expected to have a material impact on revenues in the second half of 1996.

Cost of revenue.

Cost of revenue was $2,637,000 for the three months ended June 30, 1996, as compared to $1,791,000 for the same period in 1995, or an increase of 47%. Cost of revenue was $4,895,000 for the six months ended June 30, 1996, as compared to $3,383,000 for the same period in 1995, or an increase of 45%. The slight decrease in gross margin as a percentage of revenue from 55% to 54% for the six months ended June 30, 1996 and 1995 respectively was mainly the result of higher information provider costs. The number of information providers increased to over 700 at June 30, 1996, up from 500 at June 30, 1995. In addition, the royalties paid to information providers on NewsPage revenue as a percentage of sales is higher than the enterprise percentage, as this is a new service and revenue is still ramping up.

FreeLoader expenses.

The acquisition of FreeLoader was completed on June 28, 1996 and as a result, no material expenses of FreeLoader were reflected in the operating expenses of the quarter ended June 30, 1996. In future periods however, FreeLoader's sales and marketing, new subscriber acquisition expenses, product development, and general and administrative expenses are expected to have a material impact on the Company's results. The one-time non-cash charge of $35,564,000 incurred in June 1996 was based on the fair value assessment of purchased FreeLoader incomplete technology.

Sales and marketing.

Sales and marketing expenses increased 163% to $1,346,000 for the three months ended June 30, 1996, up from $512,000 for the same period of 1995. Sales and marketing expenses increased by 144% to $2,407,000 for the six months ended June 30, 1996, up from $986,000 for the same period of 1995. These increases were primarily due to hiring additional personnel in marketing and selling of advertising for NewsPage, which was launched in the second quarter of 1995. Additionally, there was an increase in expenses related to renewal subscription sales, due to the larger customer base.

New subscriber acquisition.

New subscriber acquisition expenses declined 11% from $2,178,000 to $1,949,000 for the three months ended June 30, 1995 and June 30, 1996 respectively. New subscriber acquisition expenses increased 4% from $4,004,000 to $4,180,000 for the six months ended June 30, 1995 and June 30, 1996 respectively. The decrease in new subscriber acquisition expenses in the second quarter of 1996 was the result of a reduction of non-Web single user services promotion expenses which were partially offset by the continued expansion of the enterprise sales staff and NewsPage advertising expenses. The decrease is believed to be temporary, as the Company intends to continue efforts to expand the subscription base for Web and enterprise services.

Product development.

Product development increased 62% to $1,053,000 for the three months ended June 30, 1996, up from $649,000 for the same period in 1995. Product development increased 80% to $1,892,000 for the six months ended June 30, 1996, up from $1,049,000 for the same period in 1995. This increase was primarily the result of the continued development of new enhancements and new delivery platforms for both the NewsPage and First! services.

General and administrative.

General and administrative expenses increased 268% to $1,630,000 for the three months ended June 30, 1996, up from $443,000 for the same period of 1995. General and administrative expenses increased 88% to $2,286,000 for the six months ended June 30, 1996, up from $1,214,000 for the same period of 1995. The reasons for this increase included hiring of additional management and administrative personnel and deferred compensation charges related to the FreeLoader acquisition.

Interest and other income (expense), net.

Interest and other income (expense), net, increased to $194,000 for the three months ended June 30, 1996, up from $(4,000) for the same period of 1995. Interest and other income (expense), net, for the six months ended June 30, 1996 was $(302,000), as compared to $(5,000) for the same period in 1995. The second quarter 1996 increase was primarily attributable to interest revenue on proceeds from the IPO in March 1996, as partially offset by losses incurred by the Japanese joint venture with Toshiba Corp. and Mitsui & Co., Ltd. The Company expects that results from the joint venture will continue to negatively impact other income in the foreseeable future. The year to date changes over last year's levels are a function of the factors noted above and interest charges on senior subordinated notes incurred in the first quarter 1996.

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents balance at June 30, 1996 was $34,118,000, as compared to $34,222,000 at March 31, 1996 and $17,518,000 at
December 31, 1995. Net cash provided by operations was $144,000 for the six months ended June 30, 1996, as compared with net cash used in operations of $(368,000) for the same period in 1995. The change was mainly attributable to working capital improvements as accounts receivable decreased and accounts payable and accrued expenses increased. Net cash used in investing activities was $(7,741,000) in the six months ended June 30, 1996 as compared with $243,000 provided by investing activities for the same period of 1995. In the first two quarters of 1996, $5,992,000 was used to purchase marketable securities, primarily from U.S. Government Agencies, whereas the cash flow from investing activities in 1995 was positive due to redemption of marketable securities. In the second quarter of 1996, $1,010,000 of cash was acquired in the FreeLoader acquisition. Net cash provided by financing activities was $24,200,000 in the six months ended June 1996, as compared to $203,000 in the same period of 1995. This increase resulted from the completion of the Company's IPO in March of 1996 and the exercise of the over-allotment option in the second quarter of 1996, which together generated net proceeds of approximately $33,839,000. In addition, the Company used $10,000,000 of the offering proceeds for repayment of the principal on the senior subordinated notes.

The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At June 30, 1996, the Company had approximately $1,886,000 outstanding in connection with these obligations and had an additional $81,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000 subject to certain covenants. At June 30, 1996, no amounts were outstanding under this line.

Management believes that cash and marketable securities and cash flow from operations will be sufficient to fund its operations at least for the next twelve months. This may depend on numerous factors, including the rate of expansion for current products and services, the development of new products and services, and potential acquisitions or strategic investments.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

(a)  Exhibits

     11  Computation of Weighted Average Shares Used in Computing Loss Per Share
          Amounts

     Financial Data Schedule

(b)  Reports on Form 8-K

     On June 11, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 the execution of the Merger Agreement among the Company, FreeLoader and the other parties thereto, and the proposed acquisition of FreeLoader by the Company pursuant to the terms of the Merger Agreement.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Individual, Inc.

Date:  August 14, 1996


                         By:  /s/Bruce D. Glabe
                              -----------------
                              Bruce D. Glabe
                              Executive Vice President and a member of the
                              Office of the President
                              (a Principal Executive Officer)

                         By:  /s/Robert L. Lentz
                              ------------------
                              Robert L. Lentz
                              Vice President, Finance and Chief Financial
                              Officer and a member of the Office of the
                              President (a Principal Executive Officer and the Principal Financial and Accounting Officer)

Exhibit Index            Individual, Inc.


Exhibit Number    Description                               Page
- --------------    -----------                               ----

11                Computation of Weighted Average Shares      19
                  Used in Computing Loss Per Share Amounts

                  Financial Data Schedule                     20