Form 10-Q
period 1996-09-30
INDIVIDUAL INC
filed 1996-11-14
CIK 1002536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 1996
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:   0-27734
                          ----------------

Individual, Inc
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                        04-303-6959
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8 New England Executive Park West, Burlington, MA                01803
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

(617) 273-6000
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes      No
                                     -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, 14,170,905 shares of Common Stock, $.01 par value per share, were outstanding.

                               Individual, Inc.

                                   Form 10-Q
                    For the Quarter Ended September 30, 1996
                                     Index

                                                                  Page #
                                                                  ------
Facing Sheet                                                          1
Index                                                                 2

PART I - UNAUDITED FINANCIAL INFORMATION
----------------------------------------

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets September 30,
           1996 (unaudited) and December 31, 1995                     3
           Consolidated Statements of Operations  (unaudited)         4
           Consolidated Statements of Cash Flows (unaudited)          5
           Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                            16

Signatures                                                           17

Exhibit Index                                                        18

Exhibit 11   Computation of Loss Per Share                           19

Financial Data Schedule                                              20

                                INDIVIDUAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,    December 31,
                                                                     1996            1995
                                                                 ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 27,205,515    $ 17,517,743
   Investments in marketable securities                             7,048,657            --
   Accounts receivable, net                                         4,048,069       5,741,694
   Prepaid expenses                                                   380,881         115,094
                                                                 ------------    ------------
     Total current assets                                          38,683,122      23,374,531
Property and equipment, net                                         4,079,880       2,926,234
Other assets, net                                                     316,275         501,740
                                                                 ------------    ------------
     Total assets                                                $ 43,079,277    $ 26,802,505
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                              $  2,624,245    $  2,088,783
   Accrued expenses                                                 4,677,161       1,716,108
   Deferred revenue                                                 7,868,013       8,924,309
   Bank loans for equipment financing                                 804,734         638,067
   Current obligations under capital leases                           105,289         138,017
                                                                 ------------    ------------
     Total current liabilities                                     16,079,442      13,505,284
Senior subordinated notes                                                --        10,000,000
Other long term liabilities                                         1,076,623         985,738
Redeemable preferred stock                                               --        23,999,013
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value                                      --             6,113
   Common stock, $0.01 par value; 25,000,000 shares
      authorized,  14,203,770 and  1,870,596 shares
      issued in 1996 and 1995, respectively                           143,038          18,706
   Additional paid in capital                                      89,506,386       3,071,810
   Cumulative dividends on redeemable preferred stock                    --        (6,234,366)
   Accumulated deficit                                            (63,695,535)    (18,544,708)
                                                                 ------------    ------------
                                                                   25,953,889     (21,682,445)
   Less 32,865 and 157,500 shares held in treasury
      (at cost), respectively                                         (30,677)         (5,085)
                                                                 ------------    ------------
       Total stockholders' equity (deficit)                        25,923,212     (21,687,530)
                                                                 ------------    ------------
     Total liabilities and stockholders' equity (deficit)        $ 43,079,277    $ 26,802,505
                                                                 ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                INDIVIDUAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three months ended             For the nine months ended
                                                   September 30,                        September 30,
                                             1996               1995                 1996           1995
                                         --------------    ----------------     -------------------------------
Revenue                                     $6,134,818          $4,424,354         $16,811,836     $12,025,226
Cost of revenue                              2,977,252           2,087,588           7,872,092       5,470,783
                                         --------------    ----------------     -------------------------------
Gross margin                                 3,157,566           2,336,766           8,939,744       6,554,443
Operating expenses:
   Sales and marketing                       1,628,830             761,673           4,035,595       1,747,896
   New subscriber acquisition                2,173,862           1,852,619           6,353,490       5,856,579
   Product development                       1,825,873             716,084           3,718,084       1,764,801
   General and administrative                1,588,716             639,499           3,874,530       1,853,850
   Purchased incomplete technology                   -                   -          35,563,750               -
                                         --------------    ----------------     -------------------------------
      Total operating expenses               7,217,281           3,969,875          53,545,449      11,223,126
                                         --------------    ----------------     -------------------------------
Loss from operations                        (4,059,715)         (1,633,109)        (44,605,705)     (4,668,683)
Interest income and other, net                (200,579)             12,922             272,260          75,320
Interest expense                               (42,168)            (62,270)           (817,382)       (129,294)
                                         ==============    ================     ===============================
Net loss                                   ($4,302,462)        ($1,682,457)       ($45,150,827)    ($4,722,657)
                                         ==============    ================     ===============================
Supplemental net loss per common share          ($0.31)             ($0.17)             ($3.73)         ($0.49)
                                         ==============    ================     ===============================
Supplemental weighted average common
   shares outstanding                       14,088,645           9,645,865          12,119,213       9,641,133
                                         ==============    ================     ===============================

The accompanying notes are an integral part of the consolidated financial statements.

                                INDIVIDUAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the nine months ended
                                                                              September 30,
                                                                     1996                        1995
                                                                ----------------            ---------------
Cash flows from operating activities:
Net loss                                                           ($45,150,827)               ($4,722,657)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                           907,479                    458,263
Loss on disposal of property and equipment                               45,926                          -
Provision for doubtful accounts                                          48,632                     19,382
Compensation recognized under employee stock plans                       27,981                          -
Loss on joint venture                                                 1,945,966                          -
Purchased incomplete technology                                      35,563,750                          -
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                  1,644,993                  1,023,258
     Increase in prepaid expenses                                      (253,510)                  (149,645)
     Increase in other assets                                           (82,464)                    (2,046)
     Increase in accounts payable and accrued expenses                  405,942                  2,079,316
     Increase in other long term liabilities                            333,335                          -
     Decrease in deferred revenue                                    (1,056,294)                  (112,031)
                                                                ----------------            ---------------
Net cash used in operating activities:                               (5,619,091)                (1,406,160)
                                                                ----------------            ---------------
Cash flows from investing activites:
Additions to property and equipment                                  (1,620,218)                (1,102,169)
Investment in joint venture                                          (1,883,417)
Cash acquired from/(paid for) acquisition                             1,010,354                   (178,817)
(Investments in)/proceeds from sale of
  marketable securities                                              (6,992,450)                 1,000,000
                                                                ----------------            ---------------
Net cash used in investing activities:                               (9,485,731)                  (280,986)
                                                                ----------------            ---------------
Cash flows from financing activities:
Principal repayments under lease obligations                            (91,649)                  (151,749)
(Decrease)/ Increase in equipment loan, net                             (20,220)                 1,701,528
Proceeds from issuance of common stock, net of
  related expenses                                                   34,890,022                      7,690
Payment on senior subordinated notes                                (10,000,000)                         -
                                                                ----------------            ---------------
Net cash provided by financing activities                            24,778,153                  1,557,469
                                                                ----------------            ---------------
Effect of exchange rate on cash                                          14,441                      1,411
                                                                ----------------            ---------------
Net increase (decrease) in cash and cash equivalents                  9,687,772                   (128,266)
Cash and cash equivalents at the beginning of period                 17,517,743                    639,870
                                                                ----------------            ---------------
Cash and cash equivalents at the end of period                      $27,205,515                   $511,604
                                                                ================            ===============
Supplemental cash flow information:
   Interest paid                                                       $770,302                   $108,322
                                                                ================            ===============
Non cash transactions:
   Equipment acquired under capital lease obligation                    $22,859                          -
                                                                ================            ===============
   Net liabilities assumed in exchange for stock                     $1,643,019                          -
                                                                ================            ===============
   Conversion of redeemable preferred stock in to
     common stock                                                    $2,999,013                          -
                                                                ================            ===============

The accompanying notes are an integral part of the financial statements.

                               INDIVIDUAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

     The unaudited consolidated financial statements of  Individual, Inc.
(the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended, and the Registration Statement on Form S-1 (No. 333-8511) filed on September 9, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

1.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Cash and Cash Equivalents and Marketable Securities

     At September 30, 1996, cash and cash equivalents included $9,725,958 in commercial paper, $692,588 in money market investments, $15,324,042 in U. S. Government Agency securities, and $1,462,927 cash on deposit. In addition, the Company held $7,048,657 in U. S. Government Agency securities classified as marketable securities. All marketable securities are held to maturity and therefore carried at amortized cost. At December 31, 1995, cash and cash equivalents included cash on deposit and investments in money market type mutual funds.

4.  Initial Public Offering

     On March 20, 1996, the Company completed an initial public offering (the "IPO") of 2,500,000 shares of Common Stock at $14.00 per share, of which 2,300,000 shares were sold by the Company and 200,000 shares were sold by selling stockholders. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $29,100,000. In April 1996, the Underwriters exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock from the Company, for net proceeds of approximately $4,700,000.

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

                                INDIVIDUAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  Per Share Computations
Supplemental Net Loss Per Common Share

     The supplemental net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants. The computation of supplemental earnings per share gives effect to the conversion of all shares of Series B, C, D, E and G Redeemable Preferred Stock and Series A and F Preferred Stock and does not include the dividends on Redeemable Preferred Stock as an increase in net loss. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the IPO price of $14.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods prior to the IPO. Presentation herein is consistent with the pro forma calculations included in the Company's Registration Statement on Form S-1 (No. 333-00792) filed on January 31, 1996, as amended, and the Registration Statement on Form S-1 (No. 333-8511) filed on September 9, 1996, as amended.

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

                                              For the three months ended September 30,
                                                    1996                  1995
                                                   ------                ------
Net loss                                        ($4,302,462)         ($1,682,457)
Accretion of dividends on redeemable
 preferred stock                                          -              371,720
                                              -------------         ------------
Net loss to common stockholders                 ($4,302,462)         ($2,054,177)
                                              =============         ============
Net loss per common share                     $        (.31)        $      (1.02)
                                              =============         ============
Weighted average number of common and
 common equivalent shares outstanding            14,088,645            2,020,655
                                              =============         ============
                                            For the nine months ended September 30,
                                                   1996                 1995
                                              -------------         ------------
Net loss                                       ($45,150,827)         ($4,722,657)
Accretion of dividends on redeemable
 preferred stock                                    462,706            1,115,160
                                              -------------         ------------
Net loss to common stockholders                ($45,613,533)         ($5,837,817)
                                              =============         ============
Net loss per common share                     $       (4.61)        $      (2.90)
                                              =============         ============
Weighted average number of common and
 common equivalent shares outstanding             9,884,719            2,015,923
                                              =============         ============

                                INDIVIDUAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.  Changes in Stockholders' Equity (Deficit)
     The following table sets forth the changes in stockholders' equity (deficit) for the nine months ended September 30, 1996:


Balance at December 31, 1995                                     ($21,687,530)
Net proceeds from initial public offering                          29,070,994
Conversion of all redeemable preferred stock to common stock       23,999,013
Net proceeds from exercise of over-allotment option                 4,738,243
Stock issued in acquisition of FreeLoader                          33,981,085
Exercise of stock options and warrants                                762,539
Repurchase of treasury shares                                         (28,067)
Issuance of treasury shares                                           237,762
Net loss                                                          (45,150,827)
                                                                -------------
Balance at September 30, 1996                                   $  25,923,212
                                                                =============


                                INDIVIDUAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.  Acquisition of FreeLoader

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

     Pursuant to the Merger Agreement, Individual issued approximately 1,874,489 shares of its Common Stock to the stockholders of FreeLoader as consideration for the merger (including up to 360,180 shares of Common Stock reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the merger). The aggregate estimated purchase price of approximately $34,931,000 is based on the fair market value of Individual, Inc. Common Stock and options as of May 30, 1996 and includes estimated accrued transaction costs of approximately $950,000. The transaction was accounted for as a purchase. Approximately $633,000 of the purchase price has been allocated to the net identifiable liabilities assumed and approximately $35,564,000 has been allocated to purchased technology determined to be in-process and accordingly, expensed at consummation. This nonrecurring charge is reflected in the consolidated statement of operations. The Company has guaranteed the value of certain shares issued in the transaction, which will be measured during the period January 1 through May 31, 1997. If the fair value of the stock is less than the guaranteed value, then the Company will pay out the difference in cash. At September 30, 1996, the fair value of stock below the guaranteed price approximates $3,500,000. Any payments will be treated as adjustments to shareholder's equity.

     The following condensed pro forma results of operations for the nine months ended September 30, 1996 have been presented to disclose the acquisition of FreeLoader as if it had occurred as of the beginning of fiscal year 1996. The computation of pro forma net loss per common share assumes the 1,514,309 shares issued in the acquisition of FreeLoader to be outstanding from January 1, 1996. The computation also gives effect to the conversion of all shares of Series B, C, D, E, and G redeemable preferred stock and Series A and F preferred stock as of January 1, 1996, and excludes the dividends on redeemable preferred stock as an increase to net loss. In addition, the one time charge of $35,564,000 for the purchase of incomplete technology has been included in the net loss computation. The condensed pro forma results of operations for the corresponding period of the prior year have not been presented because FreeLoader did not commence operations until November 13, 1995.

                                      September 30, 1996
                                         Pro Forma
                                      ---------------
Revenue                               $16,811,836
                                      ===========
Net loss                              (48,787,662)
                                      ===========
Pro forma net loss per common share        ($3.72)
                                           ======
Pro forma weighted average common
shares outstanding                     13,117,658
                                       ==========

                                INDIVIDUAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.  Joint Venture

     On May 31, 1996 the Company acquired for approximately $1,883,000 in cash 44% of the shares of NewsWatch, Inc. ("NewsWatch"), a joint venture established by the Company, Toshiba Corporation and Mitsui & Co. Ltd. The joint venture was established to provide customized electronic information services in Japan. The investment is being accounted for using the equity method of accounting. The Company's share of undistributed losses of NewsWatch is $713,000 for the quarter ended September 30, 1996, which is included in interest income and other, net. The Company's investment in the joint venture has been reduced to zero as of September 30, 1996.

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

9.  Subsequent Events

     On October 17, 1996, the Company acquired certain assets and liabilities of the Hoover Business Intelligence Services unit from the Information Access Company (IAC), a unit of the The Thomson Corporation (Toronto, Canada). Hoover is an intelligent software that provides real-time and archival electronic news and information services. The acquisition, financed through cash and installment payments, will be accounted for as a purchase. The purchase price of the acquisition has been estimated at $1,833,000. Additionally, the Company will pay IAC approximately $500,000 for consulting costs provided by IAC over the fourth quarter.

     On November 1, 1996, the Company completed the sale of its Bookwire business for approximately $1,000,000. The sale will not have a significant effect on reported sales or earnings from normal operations in the future.

10 Q - 3rd quarter 1996

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

The Company's revenue is derived from two classes of services: enterprise services and single-user services. Revenue for the Company's enterprise service, First! (introduced in the first quarter of 1990) consists of subscription fees from organizations. Single-user services include HeadsUp (introduced in the second quarter of 1993), NewsPage (introduced in the second quarter of 1995), and FreeLoader (acquired by the Company in June 1996). Revenue for single-user services consists of both subscription fees and fees for the fulfillment of certain user requests for additional information, as well as advertising fees from companies placing advertisements through these services.

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

The Company had 208 full-time employees on September 30, 1996, up from 157 on December 31, 1995, and up from 96 and 66 on December 31, 1994 and 1993, respectively. The majority of the Company's operating expenses consists of salaries and related costs. The Company incurs significant expenses to acquire new customers, reported as new subscriber acquisition expenses. The Company may also incur expenses in the process of soliciting a subscription renewal, which are included in sales and marketing expenses. The cost of soliciting subscription renewals is substantially less than the cost of acquiring new subscriptions.


General Risk Factors Affecting Quarterly Results
------------------------------------------------

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

On June 28, 1996, the Company acquired FreeLoader, a developer of agent-based software for the offline delivery of World Wide Web multi-media content. The FreeLoader acquisition was effected through the merger of FL Merger Corp., a wholly-owned subsidiary of the Company, with and into FreeLoader, with FreeLoader continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The Company issued approximately 1,874,489 shares of its Common Stock in the FreeLoader acquisition in exchange for the outstanding securities of FreeLoader, including up to 360,180 shares of Individual Common Stock which are reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the FreeLoader acquisition. The FreeLoader acquisition has been accounted for as a purchase. Approximately $633,000 of the purchase price has been allocated to the net identifiable liabilities assumed and approximately $35,564,000 has been allocated to purchased technology determined to be in-process and accordingly, expensed at consummation. The Company expects to sell advertising on the FreeLoader service; however, no material revenue is expected through the end of 1996.

On October 17, 1996, the Company acquired the Hoover Business Intelligence Services unit from the Information Access Company (IAC), a unit of the Thomson Corporation (Toronto, Canada). Hoover is an intelligent software agent that integrates and organizes information from internal and external news and information sources. Hoover provides real-time and archival electronic news and information services. The acquisition, financed through cash and installment payments, will be accounted for as a purchase. The total purchase price of the acquisition is estimated at $1,883,000. Additionally, the Company will pay IAC approximately $500,000 for consulting costs provided by IAC over the fourth quarter of fiscal 1996.

In addition to the FreeLoader and Hoover acquisitions, management may in future periods consider other acquisitions that it believes may enable Individual to acquire complementary skills and capabilities, offer new products and services, expand its customer base, or obtain other competitive advantages. There can be no assurance that Individual will be able to successfully identify suitable acquisition candidates or complete future acquisitions, or that any future acquisitions will not have a material adverse effect on Individual's business and results of operations.

In September 1996, the Company hired Michael E. Kolowich as the Company's new President and Chief Executive Officer. Mr. Kolowich replaced Joseph A. Amram, a founder and former President and Chief Executive Officer of the Company whose employment was terminated in August 1996. Additionally, the Company hired Michael F. Kraley in September 1996 to replace Jeffrey V. Sutherland as the Company's new Vice President of Engineering and Chief Technology Officer. There can be no assurance that Mr. Kolowich and other new management personnel will be able to effectively manage the Company, and that these management changes will not have a material adverse affect on the Company's business, results of operations and financial condition, as well as on perceptions of the Company by current and prospective investors.

In view of the Company's revenue growth in recent years, management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The limited operating history of the Company makes the prediction of future operating results difficult or impossible and therefore there can be no assurance that the Company will sustain revenue growth or achieve profitability. Revenues to be generated from advertising on the Company's FreeLoader service will be highly dependent on the successful development of the FreeLoader service, the integration of FreeLoader with Individual's services, and the ability of the Company to attract advertising sponsorship on FreeLoader. The Company expects to spend approximately $2 million in the fourth quarter in 1996 on FreeLoader development and marketing, and this level of expense may increase in the future. No material revenue from FreeLoader is expected in 1996. On July 22, 1996, the Company announced the Release 2.0 of Alert, the Company's intra-day alerting service delivered via e-mail, which gives customers news access to any company tracked by the Company's Tracker Database. On September 30 1996, FreeLoader released Version 2.0, which allows user-defined, custom channels, "premium" branded channels of content from popular Web sources, and an enhanced, easier-to-use interface. Also, the Company launched a new version of NewsPage, which allows users to set profiles of their information interests and then immediately view their own, individualized daily issues of NewsPage. The frames-based, individualized issues now allow the user to also create custom "saved searches" and stock portfolios. The ability of the Company to market these new releases effectively will impact revenue growth in future quarters.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                             Three months ended    Nine months ended
                                             September 30,         September 30,
                                              1996      1995       1996  1995
                                              ----      ----       ----  ----

Revenue                                        100%      100%      100%    100%
Cost of Revenue                                 48%       47%       47%     45%
                                              ----      ----      ----    ----
Gross Margin                                    52%       53%       53%     55%

Operating expenses:
Sales and marketing                             27%       17%       24%     15%
New subscriber acquisition                      35%       42%       38%     49%
Product development                             30%       16%       22%     15%
General and administrative                      26%       15%       23%     15%
Purchased incomplete technology                  -         -       212%      -
                                              ----      ----     -----    ----
     Total operating expense                   118%       90%      319%     94%

Loss from operations                          (66)%     (37)%    (266)%   (39)%
Interest and other income (expense), net       (4)%      (1)%      (3)%      0%
                                              ----      ----     -----    ----
Net loss                                      (70)%     (38)%    (269)%   (39)%
                                              ====      ====     =====    ====

Three months and nine months ended September 30, 1996 and 1995
--------------------------------------------------------------

Revenue.

Revenue increased 39%, from $4,424,000 for the three months ended September 30, 1995 to $6,135,000 for the three months ended September 30, 1996. In the third quarter of fiscal 1996, revenue from enterprise services was $4,218,000, up from $2,951,000 for the same period in 1995. This increase of 43% in revenue from enterprise services resulted primarily from new and upgrade sales of First! for Intranet and First! For Notes and groupware platforms. Revenues increased 40%, from $12,025,000 to $16,812,000 in the nine months ended September 30, 1995 and 1996 respectively. The percentage increase from enterprise revenues for the nine months ended September 30, 1996 was approximately 42%, as revenues grew to $11,394,000, up from $8,052,000 for the same period in 1995. Additionally, the number of registered and authorized users increased to more than 425,000 at September 30, 1996 (including 93,000 users of the FreeLoader service), over six times the number of users at September 30, 1995.

In the third quarter of fiscal 1996, revenue from single user services grew by 30% to $1,917,000, up from $1,473,000 for the same period in 1995. For the nine months ended September 30, 1996, single user services revenue grew by 36% to $5,386,000, up from $3,973,000 for the same period in 1995. The growth was attributable to the Company's NewsPage service on the World Wide Web, which was introduced in the second quarter of 1995. The increase in revenue from Web single-user services was partially offset by the declining revenues of non-Web single user services, which have not been heavily promoted in 1996. The Company expects this trend to continue in the future. FreeLoader contributed minimal revenues in the third quarter, and is not expected to have a material impact on revenues in the fourth quarter of 1996.

Cost of revenue.

Cost of revenue was $2,977,000 for the three months ended September 30, 1996, as compared to $2,088,000 for the same period in 1995, or an increase of 43%. Cost of revenue was $7,872,000 for the nine months ended September 30, 1996, as compared to $5,471,000 for the same period in 1995, or an increase of 44%. The increase was mainly the result of higher information provider costs and the change in product mix in favor of Web services. The number of information providers increased to over 600 at September 30, 1996, up from 500 at September
30, 1995. In addition, the royalties payable to information providers on NewsPage revenue as a percentage of sales is higher than for enterprise revenues, as this is a new service and revenue is still ramping up. To the extent that NewsPage revenue increases, the Company may be able to achieve better gross margins on NewsPage revenues due to economies of scale.

Sales and marketing.
Sales and marketing expenses increased 114% to $1,629,000 for the three months ended September 30, 1996, up from $762,000 for the same period of 1995. Sales and marketing expenses increased by 131% to $4,036,000 for the nine months ended September 30, 1996, up from $1,748,000 for the same period of 1995. These increases were primarily due to hiring additional personnel in marketing and advertising sales for NewsPage, which was launched in the second quarter of 1995, and to sales and marketing expenses related to Freeloader, acquired in June 1996. Additionally, there was an increase in expenses related to renewal subscription sales, due to the larger customer base.

New subscriber acquisition.
New subscriber acquisition expenses increased 17% from $1,853,000 to $2,174,000 for the three months ended September 30, 1995 and September 30, 1996 respectively. New subscriber acquisition expenses increased 8% from $5,857,000 to $6,353,000 for the nine months ended September 30, 1995 and September 30, 1996 respectively. The increase in new subscriber acquisition expenses in the third quarter of 1996 was the result of the continued expansion of the enterprise sales staff and advertising expenses to acquire NewsPage readers, which was partially offset by a reduction of non-Web single user services promotion expenses.

Product development.
Product development increased 155% to $1,826,000 for the three months ended September 30, 1996, up from $716,000 for the same period in 1995. Product development increased 111% to $3,718,000 for the nine months ended September 30, 1996, up from $1,765,000 for the same period in 1995. This increase was primarily the result of development expenses related to Freeloader, acquired in June 1996, as well as the continued development of new enhancements and new delivery platforms for both the NewsPage and First! services.

General and administrative.
General and administrative expenses increased 149% to $1,589,000 for the three months ended September 30, 1996, up from $639,000 for the same period of 1995. General and administrative expenses increased 109% to $3,875,000 for the nine months ended September 30, 1996, up from $1,854,000 for the same period of 1995. The reasons for this increase included the hiring of additional management and administrative personnel, recruiting fees, legal fees related to acquisitions and the departure of the former CEO, and deferred compensation charges related to the FreeLoader acquisition.

Purchased incomplete technology.
The one-time non-cash charge of $35,564,000 incurred in June 1996 was based on an assessment of purchased FreeLoader technology which did not meet definitions of "completed technology", and thus was expensed upon consummation of the merger in accordance with Generally Accepted Accounting Principles.

Interest income and other, net.
Interest income and other, net decreased to expense of $201,000 for the three months ended September 30, 1996, down from income of $13,000 for the same period of 1995. Interest income and other, net, for the nine months ended September 30, 1996 was $272,000, as compared to $75,000 for the same period in 1995. The third quarter 1996 decline was primarily attributable to losses incurred by the Japanese joint venture with Toshiba Corp. and Mitsui & Co., Ltd. The Company's investment in the joint venture has been reduced to zero as of September 30, 1996. The overall increase for the nine month period is due to interest revenue on invested cash and marketable securities, primarily from proceeds of the IPO in March 1996.

Interest expense.
Interest expense decreased to $42,000 for the three months ended September 30, 1996 from $62,000 for the same period of 1995. Interest expense increased to $817,000 for the nine months ended September 30, 1996 from $129,000 for the same period in 1995. The year to date changes over last years levels are due to the interest charges on senior subordinated notes incurred in the first quarter of 1996. The senior subordinated notes were paid in full in March 1996.


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents balance at September 30, 1996 was $27,206,000, as compared to $34,118,000 at June 30, 1996 and $17,518,000 at
December 31, 1995. Net cash used in operations was $(5,619,000) for the nine months ended September 30, 1996, as compared with $(1,406,000) for the same period in 1995. The change was mainly attributable to the increased operating expenses of the first three quarters of 1996, interest payments of $638,000 made on senior subordinated debt in the first quarter of 1996, and a decrease of $1,056,000 in deferred revenue over the nine month period ended September 30, 1996. Net cash used in investing activities was $(9,486,000) in the nine months ended September 30, 1996 as compared with $(281,000) for the same period of 1995. In the first three quarters of 1996, $6,992,000 was used to purchase marketable securities, primarily from U.S. Government Agencies. Cash of $1,010,000 was acquired in the FreeLoader acquisition in the second quarter of 1996. Net cash provided by financing activities was $24,778,000 for the nine months ended September 1996, as compared to $1,557,000 in the same period of 1995. This increase resulted primarily from the completion of the Company's IPO in March of 1996 and the exercise of the over-allotment option in the second quarter of 1996, which together generated net proceeds of approximately $33,809,000. In addition, the Company used $10,000,000 of the offering proceeds for repayment of the principal on the senior subordinated notes.

The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At September 30, 1996, the Company had approximately $1,653,000 outstanding in connection with these obligations and had an additional $81,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000 subject to certain covenants. At September 30, 1996, no amounts were outstanding under this line.

Management believes that cash and marketable securities and cash flow from operations will be sufficient to fund its operations at least for the next twelve months. This may depend on numerous factors, including the rate of expansion for current products and services, the development of new products and services, and potential acquisitions or strategic investments.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     11  Computation of Weighted Average Shares Used in Computing Loss Per Share
          Amounts

     Financial Data Schedule

(b)  Reports on Form 8-K

     On July 12, 1996, the Company filed a Current Report on Form 8-K with the Securities Exchange Commission, disclosing under Item 2 the acquisition of FreeLoader, Inc. by a subsidiary merger on June 28, 1996. As a result of the merger, FreeLoader became a wholly-owned subsidiary of Individual.

     On August 8, 1996, the Company filed a Current Report on Form 8-K with the Securities Exchange Commission disclosing under Item 5 the termination of employment of Joseph A. Amram, a founder and former president and Chief Executive Officer of the Company.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Individual, Inc.

Date:  November 14, 1996


                         By:  /s/Bruce D. Glabe
                              -----------------
                              Bruce D. Glabe
                              Executive Vice President
                              (a Principal Executive Officer)

                         By:  /s/Robert L. Lentz
                              ------------------
                              Robert L. Lentz
                              Vice President, Finance and Chief
                              Financial Officer (a Principal Executive
                              Officer and the Principal Financial and
                              Accounting Officer)

EXHIBIT INDEX                 INDIVIDUAL, INC.


Exhibit Number    Description                               Page
--------------    -----------                               ----

11                Computation of Weighted Average Shares      19
                  Used in Computing Loss Per Share Amounts
                  Financial Data Schedule                     20
