Form 10-K405
period 1996-12-31
INDIVIDUAL INC
filed 1997-03-31
CIK 1002536

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
      Act of 1934.

For the Fiscal Year Ended: December 31, 1996
                                      or

  [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities
      Exchange Act of 1934.

For the transition period from          to

                        COMMISSION FILE NUMBER: 0-27734

                               ----------------

                               INDIVIDUAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               04-3036959
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

 8 NEW ENGLAND EXECUTIVE PARK WEST,                     01803
      BURLINGTON, MASSACHUSETTS                      (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 273-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price as quoted on the Nasdaq National Market on March 21, 1997 was $69,334,147.

  As of March 21, 1997, 14,591,024 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The following description contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Factors Affecting Future Performance".

  Individual, Inc. (the "Company" or "Individual") develops and markets a suite of customized news and information services that provide knowledge workers with daily personalized current awareness reports, while offering information providers and advertisers new ways to reach targeted audiences. Leveraging its knowledge processing systems, editorial knowledge bases, and an exclusive license to Cornell University's SMART technology, the Company's intelligent software agents search each day through approximately 10,000 to 20,000 stories drawn from approximately 600 broad (e.g., Reuters) and specialized (e.g., PC Week) information sources, and prepare for each user a highly relevant daily news briefing with full-text retrieval options. In addition, the Company's Hoover Business Intelligence Service ("Hoover"), acquired in October 1996, integrates and organizes news and information from internal and external sources and provides real-time and archival electronic services to organizations. The Company delivers its information services to more than 460,000 users across a range of delivery platforms, including facsimile, electronic mail, groupware, intranets, and the Internet.

INDUSTRY BACKGROUND

  The Company's principal focus is the expanding market for business news and the corporate knowledge worker, whose effectiveness often depends on the ability to keep current with and make sense of large volumes of random information in a short period of time. The size of the overall market for business and professional information is large and growing. Forrester Research estimates that electronic delivery of information to corporate desktops will account for $800 million of that market by the year 2001. In addition, according to Jupiter Communications, as much as $5 billion will be spent on Internet-based advertising in the year 2000.

  In recent years, the proliferation of personal computers, desktop publishing software, and LANs has resulted in the rapid growth of sources of news and other information distributed electronically. As a result, electronically available information accounts for a significant and growing share of the total information market. Methods of accessing information have also evolved dramatically over the past decade, as technological advances have created a flexible and far-reaching set of delivery platforms, such as facsimile transmission, electronic mail, groupware, and online technologies. More recently, the increasing popularity of the Internet and World Wide Web has introduced a structural change in the way information is produced, distributed, and consumed, dramatically lowering the cost of publishing information and significantly increasing its reach. Web servers have also been implemented on corporate intranets which disseminate internal information throughout an organization. By facilitating the publishing and consumption of information, the Internet and intranets are dramatically increasing the amount of information, both relevant and irrelevant, readily available to corporate knowledge workers.

  Three recent trends are further accelerating the significance of current awareness information services to corporate knowledge workers: consolidation of buying influence in corporations, universal connectivity, and coalescence around Internet standards. Only recently, departments and other smaller corporate units were buying information in isolated pockets within the corporation. Now, more companies are creating comprehensive knowledge management strategies and consolidating their buying in one place--often at an executive-level position such as "Chief Knowledge Officer". Such concentration makes it more efficient to sell to an entire company, rather than having to approach and educate multiple isolated buyers. A second major trend is the movement towards universal desktop connectivity. Knowledge workers across corporations and industries are being hooked up to the Internet, corporate intranets, e-mail systems, and large-scale groupware systems like Lotus Notes in greater numbers than ever. Finally, the proliferation of Internet standards increases the number of corporate desktops with HTML browsers (the standard for Internet distribution).

  Traditional methods of maintaining current awareness are proving increasingly inadequate in light of the dynamic changes affecting information technologies and the corporation. Subscribing to and reviewing a full set of potentially relevant information sources, such as newspapers and trade publications, may provide comprehensive coverage, but is no longer practical from both a cost and time perspective. Proprietary online electronic databases, such as Dialog, Dow Jones News Retrieval, Lexis/Nexis, and Reuters, contain extensive information, but generally require specialized search languages to query the database. Although direct access to the Internet or consumer online services offer inexpensive access to information, they generally do not employ sophisticated filtering systems, sources may be limited and lack depth, and few professionals have the inclination or time to maintain current awareness by exploring the myriad of available sites each day in order to locate relevant news and information.

  The rapid growth of information sources and delivery platforms also creates both challenges and opportunities for information providers and advertisers. New electronic information delivery platforms offer information providers the potential to establish additional distribution channels to reach a broader audience, thereby realizing incremental revenues without incurring significant additional costs. Moreover, the emergence of highly customized news sources also provides advertisers with a means of cost-effectively reaching a micro-targeted audience. In addition, the deployment of online technologies provides advertisers with the ability to establish interactive relationships with potential customers.

THE INDIVIDUAL SOLUTION

  The Individual solution offers a suite of customized information services that provide knowledge workers with relevant current awareness reports while offering information providers and advertisers new ways to reach targeted audiences. The Company's intelligent software agents filter information from approximately 600 sources, prepare a customized report of highly-relevant information, and proactively deliver a user's personal report by 8:00 a.m. Eastern Time each business day. These reports are delivered via platforms convenient to the user, including facsimile, electronic mail, groupware, intranets, and the Internet.

  The Company's extensive suite of services is tailored to address the news and information needs of multiple market segments ranging from individuals to enterprises. The Company's principal services include First! and Hoover, targeted to corporate workgroups and enterprises, and a series of single-user services, including HeadsUp, targeted for the individual business executive or knowledge worker, and NewsPage, a Web-based news site that offers information and targeted advertising to knowledge workers with Internet access. The Company believes that these services offer prospective customers a range of information solutions according to their desired breadth and depth of content, delivery platform, and level of customization.

  The Company believes its business model creates a mutually reinforcing relationship among knowledge workers, information providers and advertisers:

 Key Benefits to Knowledge Workers

  High Relevance. The Company's services are customized to the unique interests of each customer. Once a customer's profile is established, the Company, through its proprietary filtering software, editorial expertise, and industry-segment knowledge bases, provides those news items of highest relevance to the specific interests of the customer, while eliminating redundant and irrelevant items.

  Intraday News Alerting. The Company's First! and Hoover services provide a news alerting service that gives customers late-breaking news of specific companies tracked by the customer.

  Ease of Use. The Company's services provide customers with exceptional ease of use. To initiate use of one of the Company's services, a customer is only required to spend a short amount of time configuring the initial profile of interests. Once the profile of interests has been established, the Company proactively delivers to the user a customized report each business day which can be read at the user's convenience. In addition, there is no need for specialized hardware, software, or search languages.

  Single Point of Access to Broad Set of Sources. The Company's solutions offer customers a convenient, single point of access to a global array of information. The Company offers users approximately 600 information sources, depending on level of service, including both broad horizontal sources (e.g., Knight-Ridder, Kyodo News International, and Reuters) and specialized vertical industry sources (e.g., Communications Week, ComputerWorld, and PC Week in the computer industry).

  Access to Archival Information. The Hoover service provides access to up to two years of information from more than 6000 sources.

  Multiple Delivery Platforms. The Company delivers its services across an extensive set of platforms, including, in the case of the Company's enterprise services, facsimile, electronic mail, groupware, and intranets, and, in the case of the Company's single-user services, facsimile (HeadsUp), electronic mail (HeadsUp and NewsPage), and the Internet (NewsPage). These capabilities allow the Company to address a broad audience and to meet the requirements of large enterprises with heterogeneous delivery needs.

 Key Benefits to Information Providers

  Incremental Revenues. Information providers receive fees for content delivered to the Company's customers. These fees provide information providers with additional revenues, leveraging the fixed editorial investment in their published information.

  Alternative Distribution Channels. The Company's services offer information providers access to alternative distribution channels, such as electronic mail, groupware, intranets and the Internet, that might otherwise be difficult for them to establish.

  Brand Name Awareness. When users of the Company's services read an abstract or full text of a story, they see a clear citation specifying the source of the item, thereby promoting awareness of the information provider's brand name.

  Source of New Subscribers. Information providers who license the use of their content to the Company reach an interested audience of non-subscribers, who are potential new subscribers for the information provider, and earn revenues from vertical markets otherwise not reached by other media.

 Key Benefits to Advertisers

  Targeted Audience. The Company's NewsPage Web site is organized in a topic-based menu system, which can be customized to the user's specific areas of interest, featuring current awareness information on more than 30 different industries. This structure allows advertisers to promote their services in a defined and relevant segment of NewsPage, reaching highly qualified customers with a micro-targeted message.

  New Interactive Media. The Company's Web-based NewsPage service provides interactive advertising platforms that offer advertisers greater flexibility and functionality than traditional broadcast and print media. An interested reader can link directly to the appropriate page on the advertiser's Web site, allowing the advertiser to provide an unlimited amount of information in a rich multimedia format; also, advertisers can modify their advertising in real time and collect data on audience responses.

  Potential for Online Commerce. Web-based advertising with links to the advertiser's Web site can provide readers with the opportunity to learn more about products, request further information, and complete transactions online. The Company's Web-based information exchange capability not only introduces efficiencies into the product awareness process, but also has the potential to significantly compress the advertiser's sales cycle.

STRATEGY

  The Company's objective is to be the industry's leading provider of current awareness business news through a strategy that links a growing user base of knowledge workers to relevant information providers and advertisers. By executing this strategy, the Company believes that it is establishing a brand name identified with high relevance, breadth and depth of information content, and ease of use. The Company's strategy includes the following key elements:

  Maintain Knowledge Processing and Relevance Leadership. The Company has invested considerable resources to develop and refine the SMART filtering technology and its proprietary knowledge bases of more than 2,500 distinct editorial topics in a range of vertical markets and more than 20,000 company tracking profiles. The Company believes that its knowledge processing capabilities coupled with the editorial process enable it to achieve much higher relevancy than generic filtering or search-and-retrieval technologies. The Company intends to continue to refine and enhance its technology and knowledge processing capabilities, including expanding the scope of its proprietary knowledge bases, editorial topics, and thesauri.

  Expand the Breadth and Depth of Information Content. As of December 31, 1996, the Company had established contractual license agreements that enable it to offer its users access to information from more than 6000 sources, up from 630 sources at December 31, 1995. Approximately 600 of these sources have been integrated into the daily production process. Additional sources will be added throughout 1997 as additional capacity is added to the production process. The Company intends to continue to add information sources in current categories, as well as to expand coverage to new vertical markets.

  Expand Sales Channels. The Company has developed sales expertise in multiple, complementary channels, including direct and indirect sales as well as marketing and strategic relationships. The Company seeks to reach a wider audience of users for its NewsPage product by developing and leveraging marketing and strategic relationships, including with over 800 affiliated Web sites that comprise the "NewsPage Network". At December 31, 1996, the Company had sales and marketing relationships established with Microsoft, MSNBC, Netscape, Netcom, Infoseek, Intuit, Toshiba and Yahoo!, among others. The Company intends to continue to build its direct and indirect sales channels and marketing and strategic relationships to reach broader domestic and international markets.

  Continue to Capitalize on the Internet Opportunity. The Company's NewsPage Web-based service currently has over 380,000 registered users. The Company believes that it is well positioned to continue to capitalize on the opportunities presented by the widespread use of the Internet. These opportunities include additional methods for acquiring new users, reduced costs of delivering information, access to additional information sources, increased interactivity with the Company's user base, the potential to generate advertising revenue by targeting a well-defined user base, and more direct linkages among knowledge workers, information providers, and advertisers. The Company intends to continue to invest significant resources to capitalize on these Internet opportunities.

  Grow Advertising Revenue. The Company believes that the growing user base for its Internet-based services presents the Company with significant opportunities to attract advertisers. The Company offers "relevance-based" advertising positions, enabling advertisers to reach a micro-targeted audience of potential customers. By expanding the Company's revenue sources, advertising enables the Company to lower the cost of information access to users, thus making the Company's services affordable to a broader market. The Company intends to continue to invest resources to grow advertising revenue.

  Support Open Industry Standards. The Company is committed to distributing its services through all generally available electronic distribution technologies and platforms, including facsimile, electronic mail, groupware, intranets and the Internet, including Web broadcasting. In addition, the Company is committed to building to Internet standards that will allow any corporate desktop with an industry standard internet browser to access the Company's services. The Company intends to continue to take advantage of emerging standards to offer richer content in its services and to meet the evolving infrastructure needs of its customers.

PRODUCTS AND SERVICES

  The Company offers a suite of customized information services targeted to distinct market segments. The Company's enterprise services include First! and Hoover, and its single-user services include HeadsUp and NewsPage. To deliver these services, the Company utilizes the proprietary SMART text retrieval and filtering technology, scaleable internal processing systems, editorial knowledge bases and specialists, and quality assurance tools and analysts.

                                                DELIVERY PLATFORMS
 SERVICES      DESCRIPTION      TARGET USERS    (INTRODUCTION DATE)      PRICING
 --------      -----------      ------------    -------------------      -------
ENTERPRISE
 First!     Daily,            Management        Fax (Q1 1990)       Subscription-
            comprehensive     teams, corporate  E-mail (Q1 1990)    based pricing
            full-text news    workgroups,       Lotus Notes (Q3     ranging from
            service           sales teams,      1992) SGML/HTML     $5,000 to more
                              and/or            (Q4 1994)           than $200,000
                              enterprise-wide   Intranet (Q3        annually,
                              distribution      1995)               depending on
                              within large                          customer
                              organizations                         requirements
 Hoover     Real-time and     Management        Lotus Notes (Q3     Software license
            archival news     teams, corporate  1991)               fees plus
            service           workgroups,                           subscriptions to
                              sales teams,                          content. Total
                              and/or                                fees vary
                              enterprise-wide                       depending on
                              distribution                          customer
                              within large                          requirements and
                              organizations                         information
                                                                    sources
SINGLE-
 USER
 HeadsUp    Daily news        Individual        Fax (Q2 1993)       Subscription-
            reports           executives and    E-mail (Q4 1993)    based pricing of
            including story   managers within                       $360 and up
            briefs and full-  large and small                       annually, based
            text fulfillment  organizations                         upon fulfillment
            options                                                 options*
 NewsPage   Internet news     Knowledge         Internet (Q2        Advertiser
            site updated      workers with      1995) E-mail (Q1    supported with
            daily, including  access to the     1996)               variable
            story briefs,     Internet                              subscription
            full-text                                               fees and
            fulfillment, and                                        fulfillment
            targeted                                                costs*
            advertising with
            links to
            advertisers' Web
            sites

--------
* These services provide headlines and abstracts of news items; depending on subscription plan, user requests for the full text of an article may be subject to additional fulfillment charges.

 Enterprise Services

  First! provides comprehensive, full-text news and information delivered each day to enterprises and workgroups that seek daily business intelligence regarding their industry environment for use in areas such as sales, marketing, product management, finance, purchasing, advertising, public relations, and competitive analysis. First! offers customization at the enterprise, workgroup, and single-user levels. The service is generally delivered to enterprises through a two-tiered filtering process, with a broader set of stories relevant to the enterprise delivered to a shared groupware platform. Personalized profiles can then be defined to select the subset of stories of highest relevance to each individual user.

  First! articles are delivered each business day in full-text via facsimile, electronic mail, or as an enterprise-wide feed to groupware platforms such as Lotus Notes or to internal intranet servers. To encourage readership and knowledge-sharing across the workgroup, First! is structured to facilitate workgroup-wide redistribution and integration with comments from users. These features enable First! to serve as a backbone for organization-wide knowledge development.

  The Company has also recently introduced First! Alert, an intra-day news service which draws stories from major newswires, matches them to client profiles and delivers them by e-mail to First! Alert customers as news becomes available throughout the business day.

  First! is generally sold to large enterprises on an annual subscription basis. New enterprise customers typically make full subscription commitments after a several-month paid service trial and one or more visits from the Company's direct sales force.

  Hoover is an intelligent software agent for organizations which integrates and organizes news and information from internal and external news and information sources. The Hoover agent provides a consolidated briefing report that is organized based on a specified "context," such as a company or industry. Reports are presented in Lotus Notes database format, and include real-time intra-day alerting from newswire feeds, as well as extensive access to archival databases. Hoover's comprehensive information relationships include archival access for year-to-date information plus a two-year backfile.

 Single-User Services

  NewsPage is the Company's interactive news and information site on the Web that provides timely and relevant information, updated each business day and organized in a topic-based menu system. Users can navigate through menus, explore news relating to more than 25 industry areas, and link directly to pre-specified topics of interest. NewsPage leverages the Web's document-linking structure by allowing users to view articles in brief or full-text format and to connect directly to the Web sites of advertisers to obtain additional product information or potentially to complete transactions online. NewsPage was selected by Internet World as the "Best Online News Service" for 1995 and by PC Magazine as one of the "Top 100 Web Sites" in 1997. NewsPage currently has over 380,000 registered users.

  NewsPage includes advertising from leading companies seeking to participate in "relevance-based advertising," the Company's model for linking sponsors to micro-targeted readers. In contrast to traditional advertising, which is challenged to attract the attention of appropriate readers in a mass-media environment, the relevance-based model ensures a qualified audience through reader-driven content selection. Users, while reading a news item on a subject of interest to them, are presented with an advertising banner from a related sponsoring company. The user can then immediately link to the Web site of the advertiser to get detailed product information or potentially to conduct business transactions directly over the Internet. Current and recent advertisers from a range of industries include Microsoft, Bay Networks, International Business Machines, American Telephone & Telegraph, The Wall Street Journal and Digital Equipment Corporation.

  NewsPage is primarily advertising supported, offering a basic level of service to users at no charge, and a higher level of service, including full text of stories from a broader set of sources, to users paying a monthly subscription fee and fulfillment fees to view full-text articles from certain sources. Advertising revenue is recognized ratably over the advertisement period. NewsPage can be found on the Web at "http://www.newspage.com".

  HeadsUp is a personalized, interactive daily business intelligence report designed to meet the information needs of individual business professionals, such as executives in small businesses, mobile business professionals, or individual knowledge workers within larger organizations. HeadsUp is delivered each business day by facsimile or electronic mail. News items are presented as briefs, with full text available through the Company's interactive system either by electronic mail or through the Company's telephone interactive voice response system. Subscribers create their profiles by selecting topics from the Company's Topic Selector, a library of more than 2,400 topic categories and company names. Subscribers specify their targeted mix of topics and prioritize their choices, and can update this profile over time to better meet their changing information requirements. The Company has recently introduced HeadsUp Alert, an intra-day financial news service which draws stories from major newswires, matches them to client profiles and delivers them by e-mail to HeadsUp Alert customers as news becomes available throughout the business day. HeadsUp is offered through both monthly and annual subscriptions.

  On June 28, 1996, the Company acquired all of the capital stock of FreeLoader, Inc., a developer of agent-based software for the off-line delivery of World Wide Web multi-media content, a market generally referred to as "Web broadcasting" or "push" technology. On February 6, 1997, the Company announced that it is planning to sell FreeLoader or seek a majority investor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 Knowledge Processing Architecture

  Each of the Company's daily news and information services utilizes proprietary technology and production systems which have been designed and enhanced to enable the automated retrieval, compiling and distribution of news items most relevant to each user. The Company continuously receives news and information from its information providers via electronic news feeds. The Company maintains a database of profiles characterizing the interests of each of its customers. The Company's filtering and editorial systems match each customer's profile with the most relevant set of incoming stories. The Company's internal systems are designed to deliver its services by 8:00 a.m. Eastern Time each business day to each of its customers over a conveniently accessible delivery platform.

INFORMATION SOURCES

  The Company has directed substantial resources to develop relationships with an extensive range of domestic and international information providers, allowing it to access content from general news and vertical industry sources. A partial listing of information providers that had contractual agreements with the Company as of December 31, 1996, includes:

                      BROAD HORIZONTAL INFORMATION SOURCES

NEWSWIRES                  NEWSPAPERS AND MAGAZINES   INTERNATIONAL



AFX                        Business Week              Agence France Press
Associated Press Online    Chicago Tribune            Asian Review of Business
Knight-Ridder/Tribune      Christian Science           and Technology
 Business News              Monitor                   Business Times
Kyodo News International   The Economist               (Singapore)
ITAR/TASS                  Financial Times            Economist Intelligence
Nikkei English News        Forbes                      Unit
PR Newswire                Knight-Ridder/Tribune      Financial Times
Reuters (full span of      Los Angeles Times          FT McCarthy files
 services)                 San Francisco Chronicle    Jakarta Post
XINHUA                     San Jose Mercury News      Korea Economic Daily
                           The Information Access     South China Morning Post
                            Company
                           The Wall Street Journal

                     VERTICAL INDUSTRY INFORMATION SOURCES

HIGH TECHNOLOGY            TELECOMMUNICATIONS         ENERGY



Computerworld              Broadcasting & Cable       Energy Daily
Cowles/SIMBA Media Daily   Cablevision                Energy Economist
Datamation                 Communications Daily       International Petroleum
EDN                        Mobile Communications       Finance
Electronics Business        Report                    Petroleum Finance Week
 Today                     Multichannel News          Petroleum Intelligence
Electronic Engineering     Satellite News              Weekly
 Times                     Telephony                  Power Asia
Information Week           Warren's Cable             Power Europe
Interactive Video News      Regulation                21st Century Fuels

Interactive Week                                      UK Gas Report
Optical Memory News        DEFENSE                    World Gas Intelligence


PC Week
Semiconductor              C4I News                   FINANCE
 International             Defense Daily


                           DOD News Release           American Banker/Bond
HEALTHCARE                 International Defense       Buyer
                            Review

                                                      A.M. Best News
Bio World Today            Jane's Despatches          Bank Automation News
Embase                     Navy News & Undersea       Bank Automation
Health News Daily           Technology                 Corporate EFT
Infectious Disease         Tactical Technology        CFO Alert
 Weekly                                               Disclosure

Journal of the AMA         OTHER BUSINESS             First Call
Medline                                               Investext

New England Journal of     Advertising Age            INVEST/NET Insider
 Medicine                  Chemical Week               Trading
PHARMA Japan               Interactive PR             Lloyd's List
Pharma Marketletter        Micropatent                OTC Derivatives Analyst
R&D Insight                Technology Transfer Week   Pensions & Investments
Scrip                      VARBusiness                Private Placement Report
                           Variety                    The Banker

  The Company initially focused on information providers in the high technology sector and has subsequently added information sources in several other vertical markets, including telecommunications, healthcare, finance, energy, and defense. More recently, the Company has created an extensive set of more than 20,000 company profiles, allowing news relating to a specific company to be filtered and delivered to users.

  The Company's agreements with its information providers generally grant the Company the non-exclusive worldwide right to distribute through the Company's services the content published by the information provider. These agreements typically have an initial term of either two or three years, are automatically renewable unless terminated by one of the parties upon prior notice, and provide for termination upon a breach by a party which is not remedied within the applicable cure period after notice from the other party. Each information provider warrants that it has ownership of, or other sufficient rights in, the content licensed to the Company but disclaims responsibility for any errors in that content as well as other warranties. The Company typically pays its information providers a fee which is either based upon the Company's revenue attributable to the licensed content or a fixed monthly amount or both.

MARKETS AND CUSTOMERS

  At December 31, 1996, the Company had approximately 460,000 users of its enterprise and single-user services. At that date, the Company had approximately 700 enterprise customers deploying the First! and Hoover services to users within their organizations. Representative enterprise customers include:

HIGH TECHNOLOGY            HEALTHCARE                 TELECOMMUNICATIONS



3Com                       Allergan                   Ameritech
Advanced Micro Devices     Astra USA                  AT&T
Apple Computer             Baxter Healthcare          Bell Atlantic
Cisco Systems              Becton Dickinson           BellSouth
Dell Computer              Blue Cross & Blue Shield   Cellular One
Digital Equipment Corp.    Glaxo                      Hughes Communications
Hewlett-Packard            Hoffman-La Roche           Nokia Mobile Phones
IBM                        Kaiser Permanente          SBC Communications
Microsoft                  Merck                      Sprint

Motorola                   Smithkline Beecham

NEC                                                   OTHER CORPORATIONS

Oracle                     ENERGY

Tandem Computer                                       Allen-Bradley
Unisys                     Amoco Corporation          Corning
                           Mobil Oil                  Eastman Kodak

FINANCE                    Saudi Aramco               Hitachi

                                                      Mercedes-Benz of North
Coopers & Lybrand                                      America
Chase Manhattan Bank                                  Polaroid
Ernst & Young                                         Rockwell International
ITT Hartford                                          Sony
                                                      Toshiba
                                                      Xerox

SALES AND MARKETING

  The Company targets its sales and marketing programs to reach knowledge workers within large enterprises, within small organizations, or who work independently, and organizes these efforts into the Enterprise and Single User Markets. In the Enterprise markets the Company markets and sells its services in the United States and internationally through multiple sales channels, including the Company's direct sales force and telesales. Sales and marketing programs in the single user markets consist of a direct sales force for the sale of advertising on NewsPage and development of users on NewsPage through Web advertising and promotion, direct mail, strategic relationships with leading Web sites, and marketing relationships with other Web sites through the NewsPage Network. The Company's sales and marketing staff consisted of 63 full-time employees at December 31, 1996, located in the Company's headquarters in Burlington, Massachusetts, and in San Francisco, California, New York City, and Tokyo. Principal elements of the Company's sales and marketing strategy include:

  Direct Sales. To date, the Company has utilized its direct sales force primarily to pursue sales of its enterprise services, First! and Hoover, in the United States. The Company generally targets its direct sales efforts to large enterprises with potential readers in excess of 200. For enterprises with less than 200 users the Company generally uses telesales. The Company also has a separate direct sales force to sell advertising for NewsPage.

  Telesales and Direct Mail. The Company's telesales force focuses principally on sales of HeadsUp and First! for smaller businesses. The Company's telesales efforts are complemented by a direct mail program designed to generate prospects. The telesales force is also trained to recognize enterprise prospects where the Company's First! for Notes and Intranet service would be an appropriate solution and to forward these leads to the Company's direct sales force.

  Strategic Relationships. The Company has established strategic alliances with leading firms to promote and sell its NewsPage service. The Company has relationships with companies including NETCOM, Netscape, Microsoft, MSNBC, Infoseek, Yahoo!, Intuit and others involving cooperative marketing and distribution of the Company's services. These arrangements vary with each partner and generally are intended to bring users to the NewsPage site or to provide some level of direct NewsPage service to the partner's customer. Depending on the agreement and the level of service the Company will pay the partner or share in the advertising revenue derived from that user. The Company has also entered into a distribution partnership with Digital Equipment Corporation for the delivery of NewsPage as a feature of its client support services product. The Company believes that this may serve as a model for future relationships in which the Company's targeted, topical news products can be an important building block for broader services offered by its partners.

  NewsPage Network. NewsPage Network allows Web sites to incorporate special versions of NewsPage--along with the Company's advertising and subscription offers--inside Web sites that register with the Company as affiliates. There are more than 800 sites currently registered as NewsPage Network affiliates.

  International Sales. The Company has begun to establish the direct and indirect channels and the strategic relationships which it believes are required to expand its international business. The Company has established a dedicated exclusive agency relationship with a reseller in the United Kingdom. In the fourth quarter of 1995, the Company incorporated a wholly-owned subsidiary in Japan in order to expand its international business in the Far East. In April 1996, the Company entered into a joint venture with Toshiba Corporation to provide customized news and information from Japanese language sources to corporate managers and executives across a variety of industries in Japan. The Company also utilizes sales agents in several other countries. In each of the three years ended December 31, 1996, 1995 and 1994, less than 10% of the Company's sales revenue was generated from international customers.

  Marketing. The Company's marketing activities are designed to build market awareness and identify prospective users of its services. These marketing efforts include participation in tradeshows, seminars, conference speaking engagements, direct mail campaigns, print and online advertising, and efforts to generate exposure in trade magazines and general interest magazines and newspapers. The Company has received numerous industry awards, including the 1995 Information Industry Association's "Breakout Company of the Year" award, Internet World's "Best Online News Service" award in 1995 and PC Magazine's "Top 100 Web Sites" in 1997.

CUSTOMER SERVICE AND SUPPORT

  The Company believes that customer service and support are critical to the value of its services and in retaining and expanding its customer base. The Company's customer support staff, which consisted of 14 people at December 31, 1996, provides toll free telephone support, response to customer requests to modify or update their profiles, pro-active calls to customer accounts as appropriate, and support for questions with respect to billing charges for a given period. The customer service and support organization also provides feedback to other functions of the Company regarding customer requirements and priorities for new features or new information sources. The Company's editorial specialists also contribute to the Company's customer support capability by assisting customers in the definition and modification of their profiles. The Company does not charge its customers for service and support.

EDITORIAL, OPERATIONS, AND PRODUCT DEVELOPMENT

  The Company's knowledge processing systems have been designed and enhanced to enable the automated retrieval of the news items most relevant to each user's personal interest profile, while eliminating duplicative and irrelevant items. The Company's proprietary systems and technology are built around the SMART (System for Manipulation and Retrieval of Text) filtering technology. The Company, since its inception, has directed substantial resources to developing and enhancing its internal production systems, editorial capabilities, quality assurance function, and product development expertise. The Company believes that these integrated capabilities allow it to deliver highly relevant, concise news reports to its users.

  The SMART technology is an information filtering system developed through 20 years of research at Cornell University, for which the Company has an exclusive license. See "Business--Licenses and Intellectual Property." The SMART software analyzes incoming electronic information sources to identify items matching each subscriber's customized profile, and delivers a news report to the user each business day. In contrast to earlier-generation keyword search algorithms, the SMART software relies on a complex, multi-dimensional representation of each user's profile and employs advanced techniques to retrieve items with the highest degree of relevance. Since a major news item might be carried by a number of sources, the Company's filtering engine eliminates redundant stories and identifies the particular article that best covers the topic. The Company believes that its SMART technology enables it to deliver services to its users with significantly higher relevance than those generated by alternative approaches.

  The Company's internal systems are deployed across a client-server network of PCs and Unix workstations which can be expanded to meet increases in production requirements. The Company believes that the components of its production systems can be purchased from external vendors with minimal lead times.

  To support its production systems and to enhance the performance of the SMART filtering engine, the Company employs a staff of editorial specialists and domain experts. The role of these specialists is to refine, on an ongoing basis, the knowledge base that defines the topics and filtering parameters in each information domain. Through their in-depth vertical industry knowledge and experience with the SMART codification techniques, the editorial specialists build and refine a set of domain knowledge bases and thesauri of industry terminology that enable SMART to identify the relevant news stories for individual profiles and industry topics. The Company has also developed a set of software tools that facilitate the creation and maintenance of these domain knowledge bases. The Company believes that this editorial function is a critical component of its ability to provide its users with extensive, yet highly targeted, coverage of news items of interest. As of December 31, 1996, the Company employed 19 full-time people in its editorial department.

  The Company's quality assurance function monitors the quality and consistency of its delivered services every day. The quality assurance function also investigates transmission problems, which can occur as a result of internal system difficulties or problems on the receiving end. To provide its large enterprise customers with a high level of customer service, the Company has developed internal systems and procedures to identify potential delivery problems as early as possible in the overall daily production cycle. The Company has also developed a set of automated tools used by the Company in its internal production process, which operate together with the SMART filtering systems to improve the efficiency and effectiveness of the Company's quality assurance function.

  The Company's product development efforts are focused on expanding and enhancing the Company's suite of services, further developing the Company's core retrieval and filtering technology, further developing the Company's knowledge processing and delivery systems, and developing service capabilities that leverage the interactive capabilities of the Internet. The Company's product development efforts to expand and enhance the delivery of its services include efforts to enhance the interactive capabilities of the Company's Internet and intranet-based services, enhancing First! for Notes, and general ongoing enhancements to its delivery capabilities. For the years ended December 31, 1996, 1995, and 1994, the Company had $4.6 million, $2.6 million, and $1.2 million of product development expenses, constituting 19%, 15%, and 13% of revenue, respectively. The Company expects that it will continue to commit substantial resources to research and development for the foreseeable future.

MICROSOFT RELATIONSHIP

  In October 1995, the Company and Microsoft entered into a business relationship for the development and marketing of customized information services to be offered in conjunction with Microsoft products or services. Microsoft, through its Microsoft Network ("MSN") online service and MSNBC offers its users the ability to obtain customized information based on Individual's NewsPage Web site technology. These Microsoft services specifically highlight the Company's corporate name and service brand and link users to the Company's Web site.

  As part of its business relationship with the Company, in September 1995 Microsoft purchased shares of the Company's Series G Preferred Stock (all of which were converted into shares of Common Stock upon the closing of the Company's initial public offering). Daniel Rosen, a General Manager at Microsoft, is a member of the Company's Board of Directors.

KNIGHT-RIDDER AND OTHER STRATEGIC RELATIONSHIPS

  The Company has established strategic relationships with several other leading corporations, including Knight-Ridder. These relationships are designed to enable the Company to acquire new users more cost-effectively, to offer additional capabilities to its existing users, expand its information sources, or to leverage its systems expertise in conjunction with another party to offer new services.

  The Company is licensing content from Knight-Ridder. Also, Knight-Ridder markets a service under the name Dialog Direct that utilizes proprietary technology of the Company, for which the Company receives license fees. In 1993, Knight-Ridder purchased shares of the Company's Series F Preferred Stock. Jeffery S. Galt, President of Knight-Ridder Information, Inc., is a member of the Company's Board of Directors.

  In March 1996, Individual entered into an agreement with the Internet service provider NETCOM to provide NETCOM subscribers with a daily customized news service called Personal NewsPage Direct. In April 1996, the Company and Toshiba Corporation entered into a joint venture to form a Japanese corporation to provide customized news and information services targeted to the Japanese business information market.

  The Company also has in place marketing alliances with Netscape
Communications, Infoseek, Yahoo!, Intuit and Verity, among others. Many of these companies offer the potential for broader distribution and reduced subscriber acquisition costs for the Company. See "Business--Sales and Marketing."

COMPETITION

  The market for information services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for users, information providers and/or advertisers with the following categories of companies: (i) large, well-established news and information providers such as Dow Jones, Knight-Ridder, Lexis/Nexis, Pearson, Reuters and Thomson; (ii) traditional print media companies that are increasingly searching for opportunities for online provision of news, including through the establishment of Web sites on the Internet; (iii) providers of network-based software systems such as Lotus and Microsoft, which could, in the future, ally with competing news and information providers; (iv) third party providers of software that allows customers to aggregate and filter a variety of news feeds, such as Desktop Data; (v) consumer online services such as CompuServe, America Online and The Microsoft Network; (vi) Internet-based news distributors such as ClariNet and search engine providers such as Digital Equipment, Infoseek, Lycos, Verity, and Yahoo!; and (vii) Companies that offer space for advertising on the Web, including content sites such as c|net, ESPNet, GNN, HotWired, Pathfinder, and USA Today. The Company presently has strategic relationships with certain of its competitors or potential competitors (including Knight-Ridder and Microsoft) and licenses content from others.

  The Company believes that the principal competitive factors in selling its products and services to knowledge workers include information relevance, depth and breadth of information sources, ease of use, timeliness, delivery platform capabilities, service quality, and cost. The Company believes that the principal competitive factors in attracting information providers include the ability to generate incremental fees, the ability to promote brand name recognition, the potential to acquire new subscribers, and the degree of delivery differentiation. The Company believes that the principal competitive factors in attracting advertisers include the number of users or audience size, demographics of user base or audience, the ability to micro-target advertising, the capability to interact with customers, and overall cost-effectiveness of advertising. The Company believes that it competes favorably with respect to these factors, but there can be no assurance that it will continue to do so.

  Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, and a larger installed customer base than the Company. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their services than the Company. There can be no assurance that the Company's current or potential competitors will not develop products and services comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins, or loss of market share, any of which would materially and adversely affect the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations, and financial condition. If the Company is unable to compete successfully against current and future competitors, the Company's business, results of operations, and financial condition will be materially adversely affected. See "Factors Affecting Future Performance".

LICENSES AND INTELLECTUAL PROPERTY

  The Company's success is dependent to a significant degree on its proprietary technology. The Company relies on a combination of trade secret, copyright, and trademark laws and on non-disclosure agreements and contractual provisions to establish and protect its proprietary rights. The Company has received two patents and has not to date registered any of its copyrights or trademarks. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or services.

  The Company has licensed the proprietary SMART filtering software, which is used as the filtering engine for all of its products and services, from Cornell University. Under the terms of the license agreement with Cornell University, the Company has exclusive worldwide rights until February 1999 to design, develop, market, and sell systems and services based on the SMART software for the retrieval and dissemination of data from recent and continually changing data sources. Provided that the Company is not then in default of the license agreement, at the end of the initial term of the agreement the Company will retain a continuing worldwide, non-exclusive, perpetual royalty-free right to use the SMART software, as well as the exclusive rights to all enhancements it has made to the software. There can be no assurance, however, that Cornell University will not license the SMART software to a third party, including a competitor of the Company, once the Company's exclusive rights have lapsed. In addition, Cornell University may terminate the license agreement if the Company has materially breached the agreement and such breach remains uncured 60 days after written notice of such breach has been given. If the license agreement were to terminate, the Company would be required to develop or acquire a replacement filtering technology, and there can be no assurance that such technology could be developed or acquired, on a timely basis or at all, and on favorable terms to the Company. Consequently, any termination of the Company's license agreement with Cornell University would have a material adverse effect on the Company's business, results of operations, and financial condition.

  There has been substantial litigation in the information services industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims, if asserted, would not have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, inasmuch as the Company licenses the informational content that is included in its services from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such or licensed content. Although the Company obtains representations as to the origins and ownership of such licensed informational content and obtains indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation would be costly and divert management's attention, either of which would have a material adverse effect on the Company's business, results of operations, and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

  The Company had 176 full-time employees at December 31, 1996, excluding 38 working for FreeLoader. Of the 176 total employees, 59 were in editorial and operations, 63 were in sales and marketing, 39 were in product development, and 15 were in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical, editorial, sales, product development and senior management personnel and on its ability to attract and retain highly qualified employees. There is no assurance that the Company will continue to attract and retain high-caliber employees, as competition for such personnel is intense. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in Burlington, Massachusetts. The Company leases approximately 37,400 square feet under a lease expiring December 31, 1999, with options to expand into adjacent space on or before the termination of the lease. The Company leases 15,300 square feet under a lease expiring October 31, 2001 in San Francisco, California and leases additional facilities and offices for development, sales and support personnel in San Jose, California, Washington D.C., and Tokyo. The Company believes that its existing facilities are adequate for its current requirements and that additional space can be obtained to meet its future requirements. The Company owns substantially all equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS

  The Company has been named as a defendant in a putative federal securities class action lawsuit filed on November 13, 1996 in the United States District Court for the District of Massachusetts. The lawsuit was filed on behalf of an alleged class of purchasers of the Company's common stock during the period from March 15, 1996 through July 24, 1996. The complaint filed in the lawsuit also names as defendants, among others, certain of the Company's current and former directors and officers, including Joseph A. Amram, the Company's former Chief Executive Officer, as well as the three co-managing underwriters of the Company's initial public offering (the "IPO").

  The complaint alleges, among other things, that the defendants made misstatements, or failed to make statements, to the investing public in the IPO Prospectus and Registration Statement, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram and the Company. The plaintiffs seek damages, including costs and expenses, in an unspecified amount, among other relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against all such claims. However, the lawsuit is in its earliest stages, and no estimate of possible loss, if any, can currently be made. There can be no assurance that this litigation will not have a material adverse effect on the Company.

  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position. From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "INDV". Public trading of the Common Stock commenced on March 15, 1996. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low sale prices for the Common Stock as reported by Nasdaq for the periods indicated.

                                                                  HIGH     LOW
                                                                 ------- -------
   1996:
    First quarter (from March 15)............................... $16 5/8 $14
    Second quarter..............................................  24 1/2  14
    Third quarter...............................................  17 3/4   3 7/8
    Fourth quarter..............................................   6 3/4   4 3/8

  On March 21, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $5 7/8 per share. As of March 21, 1997, there were approximately 166 holders of record of the Common Stock.

  The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data presented below is derived from the consolidated financial statements of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as
Item 7 and the consolidated financial statements and related footnotes included as Item 8 in this Form 10-K.

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1996     1995     1994     1993     1992
                                  --------  -------  -------  -------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Revenue.........................  $ 24,145  $16,733  $ 9,127  $ 4,105  $ 1,901
Cost of revenue.................    11,867    7,783    4,077    2,169    1,083
                                  --------  -------  -------  -------  -------
Gross margin....................    12,278    8,950    5,050    1,936      818
Operating expenses:
  Sales and marketing...........     5,666    2,785    1,183      867      367
  New subscriber acquisition....     9,030    7,387    5,953    2,666    1,063
  Product development...........     4,599    2,587    1,153      772      359
  General and administrative....     4,460    2,423      923      815      758
  Mergers, disposition and other
   charges......................    39,422      --       --       --       --
                                  --------  -------  -------  -------  -------
    Total operating expenses....    63,177   15,182    9,212    5,120    2,547
                                  --------  -------  -------  -------  -------
Loss from operations............   (50,899)  (6,232)  (4,162)  (3,184)  (1,729)
Interest and other income
 (expense), net.................      (118)    (211)     (94)     164      (11)
                                  --------  -------  -------  -------  -------
Net loss........................  $(51,017) $(6,443) $(4,256) $(3,020) $(1,740)
                                  ========  =======  =======  =======  =======
Supplemental net loss per common
 share..........................  $  (4.03) $ (0.67) $ (0.44) $ (0.31) $ (0.18)
                                  ========  =======  =======  =======  =======
Supplemental weighted average
 common shares outstanding......    12,673    9,619    9,607    9,604    9,602
                                  ========  =======  =======  =======  =======

                                                DECEMBER 31,
                                  --------------------------------------------
                                   1996     1995      1994     1993     1992
                                  ------- --------  --------  -------  -------
                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
 investments in marketable
 securities.....................  $30,335 $ 17,518  $  1,640  $ 4,461  $ 3,695
Working capital (deficit).......   16,948    9,869    (2,751)   2,347    2,733
Total assets....................   46,929   26,803     7,289    7,115    4,813
Other long-term obligations.....    1,411      986       565      377      176
Senior subordinated notes.......      --    10,000       --       --       --
Redeemable preferred stock......      --    23,999    12,246   10,759    9,272
Stockholder's equity (deficit)..   20,587  (21,688)  (13,618)  (7,876)  (6,369)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Individual offers a suite of customized information services that provide knowledge workers with relevant current awareness reports each day while offering information providers and advertisers new ways to reach targeted audiences. The Company commenced delivery of its initial service in early 1990, and has subsequently introduced additional services targeted at multiple market segments.

  The Company's revenue consists principally of subscription and advertising revenue derived from two classes of services: enterprise services and single-user services. Revenue for the Company's principal enterprise service, First! (introduced in the second quarter of 1990), consists of subscription fees from organizations. In addition, in October 1996, the Company acquired the Hoover business intelligence unit ("Hoover"), from the

Information Access Company (IAC), a unit of the Thomson Corporation. Hoover is an intelligent software agent that integrates and organizes information from internal and external news and information sources. Hoover provides real-time and archival electronic news and information services to organizations. Revenue from the Hoover service consists of subscription fees for content, and software license and maintenance fees. The Company purchased the Hoover assets, which consisted primarily of accounts receivable and fixed assets, for approximately $1.7 million in cash and future payments. Hoover did not materially contribute to 1996 revenues.

  The Company's principal single-user service is the World Wide Web-based service NewsPage, introduced in the second quarter of 1995. NewsPage base service is generally available for no charge to users. Revenue consists of advertising fees from companies placing advertisements through this service and from subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. Advertising revenue is impacted by the number of users and their frequency of use of the service. At December 31, 1996, NewsPage had approximately 380,000 registered users, up from 38,000 at December 31, 1995 and 270,000 at September 30, 1996. For 1996, advertising was not material to total revenue but advertising revenues are expected to increase as the number of users continues to grow and the Company increases its ability to sell advertising. Generally, the users of NewsPage are obtained from advertising on other Web sites and from distribution partnerships with other Web services that provide NewsPage as a service to their subscribers.

  Another single-user service of the Company is HeadsUp, which was introduced in the second quarter of 1993. HeadsUp revenue consists of subscription fees and fees for the fulfillment of certain user requests for additional information. HeadsUp is a fax and email-based service and was not promoted actively in 1996, primarily due to the Company's belief that users are moving to Web-based information services, such as NewsPage. As a result of this user migration, revenue from HeadsUp declined throughout the year and is expected to continue to decline in future periods. BookWire, an internet site featuring book reviews, discussion forums, and the ability to purchase books online, was acquired by the Company in the third quarter of 1995 and sold to Cahners Publishing in November of 1996 for approximately $1.0 million in cash. BookWire did not have a material impact on operating results.

  The Company recognizes subscription revenues ratably over the subscription period. The Company's subscription contracts are typically billed in advance, and amounts attributed to services not yet delivered are recorded in deferred revenue. Customers of the Company's services may, under certain circumstances, terminate their subscriptions. Historically, the level of subscription cancellations prior to the termination of the subscription period has not been material and has had no impact on revenue previously recognized. Fulfillment fees are recognized as revenue at the time stories are provided. Advertising revenue is recognized ratably over the advertisement period. Costs incurred in acquiring the subscription contract are expensed as incurred.

  On June 28, 1996, the Company acquired all of the capital stock of FreeLoader, Inc., a developer of agent-based software for the off-line delivery of World Wide Web multi-media content, a market generally referred to as "Web broadcasting" or "push" technology. The Company issued approximately 1,874,489 shares of its Common Stock in the FreeLoader acquisition including up to 360,180 shares of Common Stock which are reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the acquisition, for an aggregate purchase price of approximately $36 million. The FreeLoader acquisition has been accounted for as a purchase. Approximately $35,600,000 of the purchase price has been allocated to purchased incomplete technology determined to be in-process and, accordingly, expensed at consummation. On February 6, 1997, the Company announced that it is planning to sell FreeLoader or seek a majority investor. This decision was based on the rapid changes in the market for Web broadcasting which have occurred since the closing of the FreeLoader acquisition, including the significant increase in the number of vendors offering products based on "push" technologies and the desire for the Company to offer its services on a wide range of Web broadcasting platforms, as well as the future need to invest heavily in FreeLoader in order to maintain the competitiveness of its product offerings. In order to maintain the viability and value of FreeLoader, the Company is maintaining its current level of investment in the FreeLoader operations as it pursues a sale or outside investment. However, there can be no assurance that the Company will be successful in completing such a transaction, which may require the Company to cease operations of FreeLoader.

  The Company had 214 full-time employees on December 31, 1996, up from 157 and 96 on December 31, 1995 and 1994, respectively. The number of employees at year end 1996 includes 38 employees working at FreeLoader. The majority of the Company's operating expenses, before mergers, disposition and other charges, consists of salary, related costs, and fees to information providers.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data as a percentage of total revenues:

                                           PERCENTAGE OF TOTAL REVENUES
                                             YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------   ---------   ---------
   Revenue...............................      100.0%      100.0%      100.0%
   Cost of revenue.......................       49.1        46.5        44.7
                                          ----------   ---------   ---------
   Gross Margin..........................       50.9        53.5        55.3
   Operating expenses:
     Sales and marketing.................       23.5        16.6        13.0
     New subscriber acquisition..........       37.4        44.1        65.2
     Product development.................       19.0        15.5        12.6
     General and administrative..........       18.5        14.5        10.1
     Mergers, disposition and other
      charges............................      163.3         --          --
                                          ----------   ---------   ---------
       Total operating expenses..........      261.7        90.7       100.9
                                          ----------   ---------   ---------
   Loss from operations..................     (210.8)      (37.2)      (45.6)
   Interest and other income (expense),
    net..................................       (0.5)       (1.3)       (1.0)
                                          ----------   ---------   ---------
   Net loss..............................     (211.3)%     (38.5)%     (46.6)%
                                          ==========   =========   =========

 Revenue

  Revenue was $24.1 million in 1996, $16.7 million in 1995, and $9.1 million in 1994, representing an increase of 44% in 1996 and 83% in 1995. Growth in the Company's enterprise services and single-user services each contributed to these increases. The number of registered and authorized users of the Company's enterprise and single-user services increased by over 400% during 1996 to 462,000. Sales revenue from international sources was less than 10% in 1996, 1995 and 1994. Domestic revenue is expected to grow faster than international revenue in 1997.

  Revenue from enterprise services was $16.4 million in 1996, $11.1 million in 1995, and $7.0 million in 1994, representing an increase of 47% in 1996 and 59% in 1995. These increases result primarily from subscription fees of new First! customers, primarily distributed through Lotus Notes (First! Notes) and intranets (First! Intranet), which was first introduced in 1995, and upgrades of existing contracts, offset by a decrease in revenue from First! fax and e-mail. The First! Notes and First! Intranet products generally have a higher contract value and serve a larger number of users than the First! fax and e-mail products.

  Revenue from single-user services was $7.7 million in 1996, $5.6 million in 1995, and $2.1 million in 1994, representing an increase of 37% in 1996 and 167% in 1995. The increase in 1996 consists of both subscription and advertising revenues from NewsPage, the Company's Web service introduced in the second quarter of 1995, and is partially offset by the decline in revenue from its non-Web subscription services, HeadsUp and Physician's NewsScan. The increase in 1995 was primarily due to the growth of HeadsUp and Physician's NewsScan, which were not actively promoted in 1996, as users are moving to the Web to receive information.

 Cost of revenue

  The principal elements of the Company's cost of revenue are fees paid to information providers, payroll and related expenses for its editorial and operations staff, as well as telecommunication and computer related costs for the support and delivery of the Company's services. Cost of revenue was $11.9 million, $7.8 million, and $4.1 million, and gross margins were 50.9%, 53.5%, and 55.3%, in 1996, 1995, and 1994, respectively. The increase in cost of revenue for each period primarily reflects costs incurred to provide service to an increased number of users, including costs relating to expanding the number of information sources available to users. Total cost of revenue in 1996 was also impacted by costs related to increasing production capacity for NewsPage, the cost of information content, and from a change in estimated depreciable lives on equipment from 5 years to 3 years, which resulted in an increase of depreciation expense of approximately $481,000. The decrease in gross margin as a percentage of revenue was primarily due to the following factors: 1) Minimum royalty commitments paid on information sources have increased the percentage of revenue paid to information providers. This expense as a percentage of revenue is expected to decline in future periods as the minimum commitments can support a higher level of revenue; and 2) NewsPage capacity has expanded in anticipation of revenue growth and the margins realized from NewsPage are not at the level of the margins realized on the non-Web services, which NewsPage is primarily replacing. The Company believes that gross margins will be favorably impacted by increases in revenues which will help spread current fixed costs attributable to anticipated capacity, minimum royalty commitments, and certain editorial costs which generally increase if the company expands the number of topics and industries it targets. Gross margin will continue to be negatively impacted by the growth of Hoover revenues in future periods, as low margin information fees represent a large portion of Hoover revenues. These lower gross margins are expected to be offset by certain efficiencies as Hoover becomes integrated with the First! offering. There can be no assurance, however, that advertising and subscription fees will increase in future periods, or that the integration of the different product lines will result in increased operating margins.

 Sales and marketing

  Sales and marketing expenses consist principally of salaries, commissions, and associated costs for Company personnel engaged in the general marketing of all of the Company's services, activities related to renewing existing customer contracts, and, beginning in 1995, costs of selling advertising. Sales and marketing expenses were $5.7 million in 1996, $2.8 million in 1995, and $1.2 million in 1994, representing an increase of 103% in 1996 and 135% in 1995. The principal reasons for the increases were growth in the Company's sales and marketing staff, the increased level of activity necessary to renew subscriptions from a larger customer base, and expansion of general promotional activities. In addition, sales expenses increased as a percentage of revenue in the later part of 1995 and in 1996 due to the creation of a direct sales force and other related expenditures to sell advertising and an increase in general marketing expenses to attract new advertisers on the NewsPage service. Sales and marketing expenses can be expected to continue to increase primarily due to the addition of personnel to sell advertising and renew and upgrade existing enterprise customers.

 New subscriber acquisition costs

  New subscriber acquisition costs consist primarily of the direct sales, promotion and telesales expenses directly related to obtaining new subscribers and, beginning primarily in 1996, advertising costs paid to other Web sites and fees paid to distribution partners for attracting new subscribers for NewsPage. New subscriber acquisition costs were $9.0 million in 1996, $7.4 million in 1995, and $6.0 million in 1994, representing an increase of 22% in 1996 and 24% in 1995. The dollar increases are due to the addition of personnel selling First! to new customers and promotional expenses to attract new users to NewsPage. As a percentage of revenue, new subscriber acquisition expenses declined due to the larger First! customer base and overall increased revenue. In addition, in 1996, the Company decreased its promotional efforts of non-Web single user services. The Company expects to continue to increase its expenditures on new subscriber acquisition but expects these expenses to decline as a percentage of revenue.

 Product development

  Product development expenses consist primarily of salary and related expenses for engineering and technical personnel associated with developing new services and enhancing existing services. To date all the Company's costs for product development have been expensed as incurred. Product development expenses were $4.6 million in 1996, $2.6 million in 1995, and $1.2 million in 1994, representing an increase of 78% in 1996 and 124% in 1995. The increases are primarily due to the addition of personnel and increased contracting expenses for enhancements of First!, including expanding the number of delivery platforms supported by the Company, as well as the development of NewsPage, introduced in the second quarter of 1995. Additional expenses were incurred in recent years to enhance the scalability and reliability of the Company's production system. The level of product development expenses will continue to increase as the Company continues to enhance its products and integrate its various service offerings, but should decline as a percentage of sales, as revenues are expected to grow faster than development expenditures.

 General and administrative

  General and administrative expenses consist of salary and related costs for certain executive officers, finance and administrative personnel, professional fees, and other general corporate expenses. General and administrative expenses were $4.5 million in 1996, $2.4 million in 1995, and $923,000 in 1994, representing an increase of 84% in 1996 and 163% in 1995. Reasons for the 1996 increase include severance expense related to executive terminations; legal fees related to acquisitions, a dispute with the Company's founder and former CEO, and a shareholder suit; fees incurred in hiring of new personnel; and professional fees related to new requirements as a public company.

 Mergers, disposition and other charges

  Mergers, disposition, and other charges were $39.4 million in 1996, of which $35.6 million was a non-cash charge incurred in June 1996, based on an assessment of purchased FreeLoader technology which did not meet definitions of "completed technology", and thus was expensed upon consummation of the acquisition in accordance with generally accepted accounting principles. Other items included in these charges were all operating costs of FreeLoader incurred since the acquisition, principally research and development related, goodwill amortization and other costs related to the acquisition of Hoover in October 1996, and the gain on the sale of BookWire in November 1996.

 Interest income and other, net; interest expense

  Interest income and other, net, was $743,000 in 1996, $231,000 in 1995, and ($18,000) in 1994. The increase is due to interest income on the proceeds of the Company's IPO offset by the Company's share of operating losses of its joint venture in Japan with Toshiba Corp. and Mitsui & Co., Ltd. The proceeds of the Company's IPO were invested in United States government securities, money market accounts, and other investment-grade securities. The Company's investment in the joint venture has been reduced to zero and its future operating results will have no impact in the foreseeable future. Interest expense was $862,000 in 1996, $442,000 in 1995, and $76,000 in 1994. The
increase was primarily due to interest on senior subordinated notes incurred in December 1995 and in the first quarter of 1996. The notes were paid in full in March 1996 from the proceeds of the IPO. Other interest charges include financing charges related to equipment leases and bank installment loans used to finance certain purchases of equipment.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and investments balance was $30.3 million at December 31, 1996 and $17.5 million at December 31, 1995. The 1996 increase resulted primarily from the completion of the Company's IPO in March 1996 and the exercise of the over-allotment in the second quarter of 1996, which together generated net proceeds of approximately $34.0 million. This increase was offset by the repayment of senior subordinated notes, the net cash used by operations and investing activities during 1996. The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment, and at December 31, 1996 had approximately $1,327,000 outstanding in connection with these obligations and had an additional $2,095,000 available under established credit arrangements. In addition, the Company has $3,500,000 available under a working capital line.

  The Company's operations used $8.8 million, $2.8 million, and $1.8 million of cash in 1996, 1995, and 1994, respectively. The use of cash in operations was primarily for the Company's operating losses. The Company's investing activities used $11.5 million, $916,000, and $1.4 million in 1996, 1995, and 1994, respectively. In 1996, this net use of cash was primarily made for investments in marketable securities of $8.3 million, investments in equipment, investments in the Japanese joint venture and partially offset by the proceeds from the sale of BookWire.

  At December 31, 1996, the Company had $30.3 million in cash and marketable securities. The Company believes that cash and marketable securities will be sufficient to fund its operations and meet its capital requirements at least for the next twelve months. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including the rate of expansion for current products and services, the development of new services, and potential acquisitions, dispositions, or strategic investments. In addition, in connection with its acquisition of FreeLoader, the Company has guaranteed the value of certain shares issued in the transaction, which will be measured during the period January 1, 1997 through May 31, 1997. If the fair value of the stock is less than the guaranteed value, then the Company will pay out the difference in cash. At December 31, 1996, the fair value of stock below the guaranteed price would have been approximately $3.3 million.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

  In view of the Company's revenue growth in recent years and its limited operating history, period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as any indication of future performance. The Company's quarterly results of operations have fluctuated significantly in the past and will likely fluctuate in the future due to, among other factors, demand for its services and changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effects of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers, telecommunications costs and personnel expenses, is relatively fixed in nature. The Company's operating expense levels are based, in significant part, on the Company's expectations of future revenue. If quarterly revenues are below management's expectations, both gross margins and results of operations would be adversely affected because a relatively small amount of the

Company's costs and expenses varies with its revenue in the short-term. The Company has incurred operating losses since inception and expects to continue to incur operating losses on both a quarterly and annual basis for the foreseeable future. There can be no assurance that the Company will sustain revenue growth or achieve profitability.

  The market for the Company's services has only recently begun to develop, is rapidly evolving and is characterized by increasing competition from a variety of companies, ranging from traditional news and media companies to Internet-based information services and including companies that may have significantly more resources. Although this market is growing at a substantial rate, the Company's ability to increase its revenue will depend upon its ability to expand its sales force, to sell larger subscription contracts with a broader solution set for its customers, and to integrate a full spectrum of product offerings under a single brand. In addition, continued growth of the Company's enterprise services will depend to a significant extent upon its ability to achieve high contract renewal rates, while continuing to migrate customers from fax and e-mail platforms to Lotus Notes and intranet-based services with larger reader bases. Although the Company has recently taken steps to enhance its service offerings to enterprise customers, including establishing a content provider relationship with Dow Jones and Company and acquiring real-time alerting and archival capabilities with Hoover, there can be no assurance that it will be able to increase its enterprise customer base or achieve renewal rates that meet its objectives.

  The Company's financial results will also depend to a significant extent upon advertising revenues generated by NewsPage, its Web-based single-user service. Such revenues will depend, among other matters, on the acceptance of the Internet as a viable advertising medium, as well as on the Company's ability to generate a high level of pageviews through increased NewsPage readership and user activity, to build a direct sales force to sell advertising, to attract and retain information providers, and to develop a user base of a sufficient size and with appropriate demographics to attract advertisers. The Company relies in part on distribution alliances to increase readership of NewsPage and, in the fourth quarter of 1996, introduced the NewsPage Network, which is intended to enable the Company to supply daily news content to Web services sponsored by third parties, thereby extending the reach of its advertisers and expanding NewsPage readership, at a low cost of subscriber acquisition. Because the NewsPage Network has only recently been introduced, however, there can be no assurance that it will be successful in acquiring additional new users of NewsPage. If the Company is unable to attract and increase paid advertising sponsorship of NewsPage, the Company's business and results of operations will be materially and adversely affected.

  The Company hired Michael E. Kolowich as its President and Chief Executive Officer in September 1996. In addition to Mr. Kolowich, the Company's entire senior management team has joined the Company since January 1, 1996. The Company also depends, in significant part, upon the continued services of its key technical, editorial, sales and product development personnel, most of whom are not bound by employment agreements, and only certain of whom are bound by noncompetition agreements. There can be no assurance that Mr. Kolowich and the other new management personnel will be able to effectively manage the Company or that the Company will be able to retain its key personnel.

  The Company's services currently offer approximately 600 news and information sources from more than 60 information providers. Termination of one or more significant information provider agreements would decrease the news and information which the Company offers its customers and could have a material adverse effect on the Company's business and results of operations. Also, an increase in the fees required to be paid by the Company to its information providers would have an adverse effect on the Company's gross margins and results of operations. Because the Company licenses the informational content included in its services from third parties, its exposure to copyright infringement actions may increase. Although the Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification for any breach thereof, there can be no assurance that such representations will be accurate or that indemnification will adequately compensate the Company for any breach.

  Management may from time to time consider acquisitions of assets or businesses that it believes may enable the Company to obtain complementary skills and capabilities, offer new products, expand its customer base or obtain other competitive advantages. Such acquisitions, including the Company's acquisition of Hoover in November 1996, involve potential risks, including difficulties in assimilating the acquired company's operations, technology, products and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees.

  The Company's future success will depend on its ability to enhance its existing services, to develop new products and services that address the needs of its customers and to respond to technological advances and emerging industry standards and practices, each on a timely basis. Services as complex as those offered by the Company entail significant technical risks, often encounter development delays and may result in service failures when first introduced or as new versions are released. Any such delays in development or failures that occur after commercial introduction of new or enhanced services may result in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business and results of operations.

  The Company's operations are dependent on its ability to maintain its computer and telecommunications systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. The Company's principal computer and telecommunications equipment, including its processing operations, is located at its headquarters facility in Burlington, Massachusetts. Although the Company has limited back-up capability, this measure does not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. In addition, any failure or delay in the timely transmission or receipt of feeds and computer downloads from its information providers, whether on account of system failure of the information providers, the public network or otherwise, could disrupt the Company's operations.

  The Company's success is dependent to a significant degree on its proprietary technology. The Company relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements with employees and third parties, and contractual provisions to establish and protect its proprietary rights. Despite these efforts, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. There can be no assurance that the protective measures taken by the Company will be adequate or that the competitors will not independently develop technologies that are substantially equivalent or superior to those of the Company. The Company may also be subject to litigation to defend against claimed infringement of the intellectual property rights of others. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business and results of operations.

  The Company has entered into certain cooperative marketing agreements and informal arrangements with software vendors, Web site sponsors and operators of on-line networks, including Microsoft, Netscape, Infoseek and NETCOM. These companies do not presently market services that compete directly with those of the Company. If the Company's marketing activities with such companies were terminated, reduced, curtailed, or otherwise modified, the Company may not be able to replace or supplement such efforts alone or with others. If these companies were to develop and market their own business information services or those of the Company's competitors, the Company's business and results of operations may be materially and adversely affected.

  A key component of the Company's strategy is its planned expansion into international markets. To date, the Company has only limited experience in marketing, selling, and delivering its products and services internationally. There can be no assurance that the Company will be able to successfully market, sell, and deliver its products and services in international markets.

  A class action shareholder suit has been filed against the Company, certain of its directors and officers and the underwriters of its initial public offering claiming that the defendants made misstatements, or failed to make statements, to the investing public in the IPO Prospectus and Registration Statement, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram and the Company. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, the lawsuit is in its earliest stages, and no estimate of possible loss, if any, can currently be made. There can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company and that the resolution of this litigation will not have a material adverse effect on the Company.

  Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements are filed as part of this report:

  Consolidated Balance Sheets as of December 31, 1996 and 1995.

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

  Notes to Consolidated Financial Statements.

  Report of Independent Public Accountants.

                                INDIVIDUAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 21,886,219  $ 17,517,743
  Investments in marketable securities..............    8,448,306           --
  Accounts receivable, net..........................   11,088,046     5,741,694
  Prepaid expenses..................................      456,823       115,094
                                                     ------------  ------------
    Total current assets............................   41,879,394    23,374,531
Property and equipment, net.........................    4,102,709     2,926,234
Other assets, net...................................      947,213       501,740
                                                     ------------  ------------
    Total assets.................................... $ 46,929,316  $ 26,802,505
                                                     ============  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................. $  4,718,695  $  2,088,783
  Accrued royalties.................................    1,610,829       582,929
  Accrued expenses..................................    3,821,505     1,133,179
  Deferred revenue..................................   13,706,132     8,924,309
  Equipment financing loans and notes payable.......    1,074,055       776,084
                                                     ------------  ------------
    Total current liabilities.......................   24,931,216    13,505,284
Senior subordinated notes...........................          --     10,000,000
Other long term liabilities.........................    1,410,625       985,738
Commitments and contingencies (note 13)
Redeemable preferred stock..........................          --     23,999,013
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value..................          --          6,113
  Common stock, $0.01 par value; 25,000,000 shares
   authorized, 14,413,988 and 1,870,596 shares
   issued in 1996 and 1995, respectively                  144,140        18,706
  Additional paid in capital........................   89,840,455     3,066,699
  Cumulative dividends on redeemable preferred
   stock............................................          --     (6,234,366)
  Cumulative translation adjustment.................       70,149         5,111
  Unrealized gains on marketable securities.........      125,475           --
  Accumulated deficit...............................  (69,562,067)  (18,544,708)
  Less 32,865 and 157,500 shares held in treasury
   (at cost) in 1996 and 1995, respectively.........      (30,677)       (5,085)
                                                     ------------  ------------
    Total stockholders' equity (deficit)............   20,587,475   (21,687,530)
                                                     ------------  ------------
      Total liabilities and stockholders' equity
       (deficit).................................... $ 46,929,316  $ 26,802,505
                                                     ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                INDIVIDUAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                        1996           1995          1994
                                    -------------  ------------  ------------
Revenue............................ $  24,144,780  $ 16,732,749  $  9,126,641
Cost of revenue....................    11,866,768     7,782,945     4,076,230
                                    -------------  ------------  ------------
Gross margin.......................    12,278,012     8,949,804     5,050,411
Operating expenses:
  Sales and marketing..............     5,665,557     2,784,393     1,183,373
  New subscriber acquisition.......     9,030,375     7,387,187     5,953,139
  Product development..............     4,598,560     2,586,741     1,153,218
  General and administrative.......     4,460,543     2,423,132       922,527
  Mergers, disposition and other
   charges.........................    39,422,186           --            --
                                    -------------  ------------  ------------
    Total operating expenses.......    63,177,221    15,181,453     9,212,257
                                    -------------  ------------  ------------
Loss from operations...............   (50,899,209)   (6,231,649)   (4,161,846)
Interest income and other, net.....       743,460       230,742       (17,618)
Interest expense...................      (861,610)     (441,901)      (76,438)
                                    -------------  ------------  ------------
Net loss........................... $ (51,017,359) $ (6,442,808) $ (4,255,902)
                                    =============  ============  ============
Supplemental net loss per common
 share............................. $       (4.03) $      (0.67) $      (0.44)
                                    =============  ============  ============
Supplemental weighted average
 common shares outstanding.........    12,672,982     9,619,374     9,606,511
                                    =============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                                INDIVIDUAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1996         1995         1994
                                        ------------  -----------  -----------
Cash flows from operating activities:
Net loss..............................  $(51,017,359) $(6,442,808) $(4,255,902)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization.......     1,967,273      746,936      388,131
  Gain on sale of BookWire business...      (766,207)         --           --
  Loss on disposal of property and
   equipment..........................        27,198       29,857       32,090
  Provision for doubtful accounts.....       197,621       24,382       33,678
  Compensation recognized under
   employee stock plans...............       377,981          --           --
  Loss on joint venture...............     1,883,417          --           --
  Purchased incomplete technology.....    35,563,750          --           --
  Changes in operating assets and
   liabilities:
    Increase in accounts receivable...    (4,610,859)  (2,067,556)  (2,014,281)
    Increase in prepaid expenses......      (217,760)    (107,932)      (2,253)
    Decrease (Increase) in other
     assets...........................        26,056      (14,505)      (9,658)
    Increase in accounts payable and
     accrued expenses.................     3,037,860    2,599,605      662,621
    Increase in other long term
     liabilities......................       500,003          --           --
    Increase in deferred revenue......     4,240,014    2,406,766    3,404,565
                                        ------------  -----------  -----------
Net cash used in operating activities:    (8,791,012)  (2,825,255)  (1,761,009)
                                        ------------  -----------  -----------
Cash flows from investing activities:
  Additions to property and
   equipment..........................    (2,262,650)  (1,737,394)  (1,398,864)
  Investment in joint venture.........    (1,883,417)         --           --
  Cash acquired from/(paid for)
   acquisition........................       928,354     (178,817)         --
  Investments in marketable
   securities.........................   (11,287,450)         --           --
  Maturity of marketable securities...     3,000,000    1,000,000          --
                                        ------------  -----------  -----------
Net cash used in investing activities:   (11,505,163)    (916,211)  (1,398,864)
                                        ------------  -----------  -----------
Cash flows from financing activities:
  Principal repayments under lease
   obligations........................      (345,133)     822,873      338,042
  Proceeds from issuance of common
   stock, net of related expenses.....    34,944,746   10,121,890          490
  Deferred financing costs............           --      (330,535)         --
  (Payment) issuance of senior
   subordinated notes.................   (10,000,000)  10,000,000          --
                                        ------------  -----------  -----------
Net cash provided by financing
 activities...........................    24,599,613   20,614,228      338,532
                                        ------------  -----------  -----------
Effect of exchange rate on cash.......        65,038        5,111          --
                                        ------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents.....................     4,368,476   16,877,873   (2,821,341)
Cash and cash equivalents at the
 beginning of period..................    17,517,743      639,870    3,461,211
                                        ------------  -----------  -----------
Cash and cash equivalents at the end
 of period............................  $ 21,886,219  $17,517,743  $   639,870
                                        ============  ===========  ===========
Supplemental cash flow information:
  Interest paid.......................  $    795,078  $   153,361  $    74,823
                                        ============  ===========  ===========
Non cash transactions:
  Equipment acquired under capital
   lease obligation...................  $     22,859          --           --
                                        ============  ===========  ===========
  Conversion of redeemable preferred
   stock to common stock..............  $ 23,999,013          --           --
                                        ============  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                INDIVIDUAL, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIT) FOR THE YEAR ENDED
                       DECEMBER 31, 1994, 1995, AND 1996

                             PREFERRED STOCK       COMMON STOCK
                            ------------------  ------------------- ADDITIONAL
                            NUMBER OF    PAR    NUMBER OF    PAR      PAID-IN
                             SHARES     VALUE     SHARES    VALUE     CAPITAL
                            ---------  -------  ---------- -------- -----------
Balance at December 31,
 1993.....................   611,335   $ 6,113   1,820,225 $ 18,202 $ 3,056,094
Exercise of options.......       --        --        3,277       33         457
Accretion of redeemable
 preferred stock
 dividends................       --        --          --       --          --
Net loss..................       --        --          --       --          --
                            --------   -------  ---------- -------- -----------
Balance at December 31,
 1994.....................   611,335     6,113   1,823,502   18,235   3,056,551
Exercise of options.......       --        --       47,094      471      10,148
Accretion of redeemable
 preferred stock
 dividends................       --        --          --       --          --
Cumulative translation
 adjustment...............       --        --          --       --          --
Net loss..................       --        --          --       --          --
                            --------   -------  ---------- -------- -----------
Balance at December 31,
 1995.....................   611,335     6,113   1,870,596   18,706   3,066,699
Conversion of all
 redeemable preferred
 stock to common stock....  (611,335)   (6,113)  7,625,210   76,252  17,694,508
Net proceeds from IPO and
 exercise of
 over-allotment option....       --        --    2,675,000   26,750  33,782,487
Stock issued in
 acquisition of
 FreeLoader...............       --        --    1,514,314   15,143  33,965,942
Exercise of options,
 warrants, ESPP and common
 stock....................       --        --      728,868    7,289     952,838
Employee stock
 compensation.............       --        --          --       --      377,981
Cumulative translation
 adjustment...............       --        --          --       --          --
Unrealized gains on
 marketable securities....       --        --          --       --          --
Net loss..................       --        --          --       --          --
                            --------   -------  ---------- -------- -----------
Balance at December 31,
 1996.....................       --        --   14,413,988 $144,140 $89,840,455
                            ========   =======  ========== ======== ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                                                                   TREASURY STOCK
CUMULATIVE    DIVIDENDS ON                                       -------------------       TOTAL
TRANSLATION    REDEEMABLE     UNREALIZED GAINS ON  ACCUMULATED   NUMBER OF             STOCKHOLDER'S
ADJUSTMENT   PREFERRED STOCK MARKETABLE SECURITIES   DEFICIT      SHARES      COST    EQUITY (DEFICIT)
-----------  --------------- --------------------- ------------  ---------  --------  ----------------
      --       $(3,105,264)             --         $ (7,845,998)  157,500   $ (5,085)   $ (7,875,938)
      --               --               --                  --        --         --              490
      --        (1,486,880)             --                  --        --         --       (1,486,880)
      --               --               --           (4,255,902)      --         --       (4,255,902)
  -------      -----------         --------        ------------  --------   --------    ------------
      --        (4,592,144)                         (12,101,900)  157,500     (5,085)    (13,618,230)
      --               --               --                  --        --         --           10,619
      --        (1,642,222)             --                  --        --         --       (1,642,222)
  $ 5,111              --               --                  --        --                       5,111
      --               --               --           (6,442,808)      --         --       (6,442,808)
  -------      -----------         --------        ------------  --------   --------    ------------
    5,111       (6,234,366)                         (18,544,708)  157,500     (5,085)    (21,687,530)
      --         6,234,366              --                  --        --         --       23,999,013
      --               --               --                  --        --         --       33,809,237
      --               --               --                  --        --         --       33,981,085
      --               --               --                  --   (124,635)   (25,592)        934,535
      --               --               --                  --        --         --          377,981
   65,038              --               --                  --        --         --           65,038
                                   $125,475                                                  125,475
      --               --               --          (51,017,359)      --         --      (51,017,359)
  -------      -----------         --------        ------------  --------   --------    ------------
  $70,149              --          $125,475        $(69,562,067)   32,865   $(30,677)   $ 20,587,475
  =======      ===========         ========        ============  ========   ========    ============

                               INDIVIDUAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

  Individual, Inc. (the "Company") develops and markets a suite of customized information services that provide knowledge workers with daily personalized current awareness reports, while offering information providers and advertisers new ways to reach targeted audiences. The Company's proprietary systems filter incoming information, prepare for each user a highly relevant daily news briefing, and deliver its services across a range of delivery platforms, including facsimile, electronic mail, groupware, intranets, and the Internet.

2. SIGNIFICANT ACCOUNTING POLICIES

 Revenue Recognition

  The Company's services are sold on a subscription basis which may vary in term from one month to a year. A subscription contract entitles the customer to a specified level of service for the subscription period. Proceeds from subscriptions are deferred at the time of sale and revenue is recognized ratably over the term of the subscription period. Revenue for story fulfillments in excess of the specified level of service is recognized as the stories are provided. Advertising revenue is recognized ratably over the advertising period.

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts have been eliminated.

 Subscriber Acquisition Costs

  New subscriber acquisition costs, which are expensed as incurred, relate directly to new customer solicitations and include the Company's direct costs of acquiring new customers, including the cost of providing trial subscriptions free of charge. Costs associated with renewal of current customers are included in sales and marketing and are expensed as incurred.

 Product Development

  Costs incurred in the plan, design or improvement of new or existing systems which support content and delivery of the Company's services are expensed as incurred and are included in product development. Such costs include the conceptual formulation, testing of alternatives, and development of working models. Development costs incurred subsequent to the establishment of technological feasibility, which would be eligible for capitalization, have been insignificant.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions in these financial statements relate to, among other items, valuation of deferred tax assets, the allowance for doubtful accounts and accrued liabilities.

 Reclassification of Amounts

  Certain amounts in the financial statements for the year ended December 31, 1995 have been reclassified to conform to the presentation for the year ended December 31, 1996.

                               INDIVIDUAL, INC.

 Cash and Cash Equivalents

  At December 31, 1996, cash and cash equivalents included $7,795,662 in commercial paper, $2,053,446 in money market investments, $10,334,539 in U. S. Government Agency securities, and $1,702,572 cash on deposit. At December 31, 1995, cash and cash equivalents included cash on deposit and investments in money market type mutual funds. The Company considers investments with maturities of 90 days or less at the time of acquisition or money market type investments to be cash equivalents. Presently, the Company carries all cash equivalents at cost, which approximates fair value. The Company is party to a letter of credit totaling $207,000 at December 31, 1996, for which various short term investments are held as collateral. In the Company's past experience, no claims have been made against this financial instrument. Management does not expect any material losses to result from this letter of credit because performance is not expected to be required.

 Marketable Securities

  The Company held $8,448,306 in U. S. Government Agency securities classified as marketable securities. $2,333,965 mature in one year, and $6,114,341 mature within five years. The Company accounts for investments in marketable securities using the provisions of Financial Accounting Standard Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities are classified as available-for-sale and are carried at fair value. The Company may use the proceeds from the sale of marketable securities for general working capital requirements. Unrealized holding gains of $125,475 are carried as a separate component of stockholders' equity. No marketable securities have been sold in 1996, and therefore no gains or losses on the sale of marketable securities have been recognized.

 Risks and Uncertainties

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of money market funds and accounts receivable. The Company maintains substantially all of its money market funds with one registered investment company. The Company believes the credit risk associated with accounts receivable is minimal due to the number of customers and their dispersion over different industries and geographical locations. The Company's foreign operations were not material to the Company's consolidated financial position or results of operations.

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

                               INDIVIDUAL, INC.

Stock are not assumed to be converted prior to the IPO. In the computation of net loss per common share, accretion of redeemable preferred stock dividend amounts is included as an increase to net loss attributable to common stockholders. Net loss per common share on a historical basis is calculated as follows:

                                               FOR THE YEAR ENDED,
                                       --------------------------------------
                                           1996         1995         1994
                                       ------------  -----------  -----------
Net loss.............................. $(51,017,359) $(6,442,808) $(4,255,902)
Accretion of dividends on redeemable
 preferred stock......................     (462,706)  (1,642,222)  (1,486,880)
                                       ------------  -----------  -----------
Net loss to common stockholders....... $(51,480,065) $(8,085,030) $(5,742,782)
                                       ============  ===========  ===========
Net loss per common share............. $      (4.68) $     (4.05) $     (2.90)
                                       ============  ===========  ===========
Weighted average number of common and
 common equivalent shares
 outstanding..........................   10,997,112    1,994,164    1,981,301
                                       ============  ===========  ===========

  Fully diluted net loss per common share is the same as primary net loss per common share.

 Property and Equipment

  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations and are expensed as incurred. Furniture and fixtures are depreciated over seven years. In 1996, the Company changed the period over which equipment, which is primarily comprised of computer hardware and software, is depreciated from five years to three years. Management believes that three years more closely approximates the actual useful life of the equipment. The change in estimate resulted in an increase in depreciation expense of $480,569, which has been reflected in the accompanying financial statements as of and for the year ended December 31, 1996.

  The Company leases certain equipment, furniture and fixtures. The present value of lease payments for property and equipment leases meeting the requirements for capitalization are included as capitalized leased assets and are amortized on a straight-line basis over the shorter of the equipment's useful life or the term of the leases.

  Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income.

 Goodwill

  Goodwill is being amortized using the straight-line method over two years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or rendered the goodwill not recoverable.

 Income Taxes

  The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                               INDIVIDUAL, INC.

 Accounts receivable

  Accounts receivable are presented net of allowance for doubtful accounts which were $265,681 and $68,060 as of December 31, 1996 and 1995 respectively.

3. INITIAL PUBLIC OFFERING

  On March 20, 1996, the Company completed an initial public offering (the "IPO") of 2,500,000 shares of Common Stock at $14.00 per share, of which 2,300,000 shares were sold by the Company and 200,000 shares were sold by selling stockholders. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $29 million. In April 1996, the Underwriters exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock from the Company, for net proceeds of approximately $4.9 million.

  Upon the closing of the IPO, all series of Preferred Stock were converted into an aggregate of 7,625,210 shares of Common Stock. Upon conversion of the Preferred Stock to Common Stock, all cumulative dividends associated with the Redeemable Preferred Stock expired and were no longer payable.

4. MERGERS, DISPOSITION, AND OTHER CHARGES

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

  Pursuant to the Merger Agreement, Individual issued approximately 1,874,489 shares of its Common Stock to the stockholders of FreeLoader as consideration for the merger (including up to 360,180 shares of Common Stock reserved for issuance upon exercise of outstanding FreeLoader stock options assumed by Individual in the merger). The aggregate estimated purchase price of approximately $36 million was based on the fair market value of Individual Common Stock and options at the date of purchase and includes estimated accrued transaction costs of approximately $950,000 and the net identifiable liabilities assumed of approximately $633,000. The transaction was accounted for as a purchase. Approximately $35,600,000 of the purchase price has been allocated to purchased technology. This charge for purchased technology, determined to be in-process, in addition to all operating expenses of FreeLoader of approximately $2.6 million, which are predominantly product development expenses, are reflected in mergers, disposition and other charges. The value of the purchase technology was derived at the time of purchase using the net present value of estimated future free cash flows to be generated by the resulting technology when completed. Under the merger agreement, the Company is required to pay a balloon payment of $2,000,000 to the two founders of Freeloader, payable upon the successful completion of three years of employment with the Company. The Company has been accruing this charge ratably over the three year period. The Company has also guaranteed the value of certain shares issued to the two founders in the transaction, which will be measured during the period January 1, 1997 through May 31, 1997. If the fair value of the stock is less than the guaranteed value, then the Company will pay out the difference in cash. At December 31, 1996, the fair value of stock is approximately $3,300,000 below the guaranteed price. Any payments, if made, will be reflected as a reduction to shareholder's equity.

  The following condensed pro forma results of operations for the twelve months ended December 31, 1996 have been presented to disclose the acquisition of FreeLoader as if it had occurred as of the beginning of fiscal year 1996. The computation of pro forma net loss per common share assumes the 1,514,309 shares issued in the acquisition of FreeLoader to be outstanding from January 1, 1996. The computation also gives effect to the

                               INDIVIDUAL, INC.

conversion of all shares of Series B, C, D, E, and G redeemable preferred stock and Series A and F preferred stock as of January 1, 1996, and excludes the dividends on redeemable preferred stock as an increase to net loss. In addition, the one time charge of $35,600,000 for the purchase of incomplete technology has been included in the net loss computation. The condensed pro forma results of operations for the corresponding period of the prior year are insignificant.

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                   PRO FORMA
   Revenue....................................................   $ 24,144,780
                                                                 ============
   Net loss...................................................    (54,654,196)
                                                                 ============
   Pro forma net loss per common share........................         ($4.07)
                                                                 ============
   Pro forma weighted average common shares outstanding.......     13,418,391
                                                                 ============

  On February 6, 1997, the Company announced that it is planning to sell FreeLoader or seek a majority investor.

  The Company sold its Bookwire business on November 1, 1996 for approximately $1,000,000 in cash. The sale resulted in a pretax gain of $766,000, which was included in mergers, disposition and other charges. The results of BookWire were not significant to the consolidated results of the Company in 1996.

  On October 17, 1996, the Company acquired certain assets and liabilities of the Hoover Business Intelligence Services unit from the Information Access Company (IAC), a unit of The Thomson Corporation (Toronto, Canada). Hoover is an intelligent software agent that provides real-time and archival electronic news and information services. The acquisition, financed through cash and installment payments, was accounted for as a purchase. The purchase price was $1,650,000, including $500,000 in acquisition related costs, of which $1,085,000 was paid in cash, and $565,000 in notes payable over 36 months. Approximately $672,000 of the purchase price has been allocated to the net identifiable assets acquired, and approximately $978,000 of the purchase price has been allocated to goodwill. Goodwill is being amortized over a period of two years. At December 31, 1996 goodwill was $814,880, net of accumulated amortization of $163,000 which was included in mergers, disposition and other charges.

5. JOINT VENTURE

  On May 31, 1996 the Company acquired for approximately $1,883,000 in cash 44% of the shares of NewsWatch, Inc. ("NewsWatch"), a joint venture established by the Company, Toshiba Corporation and Mitsui & Co. Ltd. The joint venture was established to provide customized electronic information services in Japan. The investment is being accounted for using the equity method of accounting. The Company's share of undistributed losses of NewsWatch is included in interest income and other, net. The Company's investment in the joint venture has been reduced to zero as of December 31, 1996.

  The Company has entered into certain software and know-how license agreements with the joint venture in exchange for an initial lump sum royalty payment to the Company of approximately $1,032,000 net of intercompany profits, received in May 1996, and continuing royalties based on revenue of the joint venture over a twenty-year period.

                               INDIVIDUAL, INC.

6. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31:

                                                          1996         1995
                                                       -----------  -----------
   Equipment.......................................... $ 5,166,188  $ 2,777,280
   Furniture and fixtures.............................     671,414      579,884
   Leased equipment...................................     708,700      639,577
                                                       -----------  -----------
                                                         6,546,302    3,996,741
   Accumulated depreciation...........................  (2,443,593)  (1,070,507)
                                                       -----------  -----------
                                                       $ 4,102,709  $ 2,926,234
                                                       ===========  ===========

  Depreciation and amortization expense amounted to $1,967,273, $746,936, and $388,131 for the years ended December 31, 1996, 1995, and 1994, respectively. Accumulated amortization on capital leases, net of disposals, amounted to $397,256, and $444,493 as of December 31, 1996 and 1995 respectively.

7. FEDERAL AND STATE INCOME TAXES

  Due principally to operating losses from inception, the Company has not incurred any income tax expense. The Company's deferred income taxes as of December 31, were as follows:

                                           1996         1995         1994
                                       ------------  -----------  -----------
   Deferred income tax assets:
     Research tax credits............. $    200,000  $   200,000  $   115,000
     Net loss carryforwards...........   13,881,440    7,051,322    4,664,400
     Other............................       86,778      153,574      131,197
                                       ------------  -----------  -----------
       Total deferred income tax
        assets........................   14,168,218    7,404,896    4,910,597
   Deferred income tax liabilities....      368,711      330,502      131,498
   Valuation allowance................  (13,799,507)  (7,074,394)  (4,779,099)
                                       ------------  -----------  -----------
   Net deferred income tax assets.....          --           --           --
                                       ============  ===========  ===========

  Losses generated from the acquisition of incomplete technology of $35,600,000 are not deductible for tax purposes and accordingly are not included in the deferred tax asset.

  A valuation reserve against net deferred assets has been established based upon weighted available evidence that it is more likely than not that some or all of the deferred tax assets will not be realized. A full valuation allowance has been recognized due to the uncertainty of realizing the future benefit from net deferred tax assets.

  Deferred tax assets result from net operating loss carryforwards and estimated future tax effects attributable to differences between tax and financial reporting bases of certain assets and liabilities, including certain accruals, reserves, and fixed assets.

  For federal income tax purposes, as of December 31, 1996, the Company has regular tax net operating loss carryforwards of $32,000,000 which may be used to offset future taxable income. The utilization of the net operating loss carryforwards and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. These net operating losses expire beginning in 2004.

                               INDIVIDUAL, INC.

8. COMMON STOCK

  During 1996, the stockholders authorized an increase in the number of authorized shares of Common Stock from 12,500,000 to 25,000,000. Common stockholders are entitled to one vote for each share held.

  At December 31, 1996, the Company has reserved shares of Common Stock as follows:

   Exercise of Common Stock warrants.................................. 2,174,528
   Options under stock option plans (see note 12)..................... 6,230,381
                                                                       ---------
                                                                       8,404,909
                                                                       =========

9. REDEEMABLE PREFERRED STOCK:

  At December 31, 1995, Redeemable Preferred stock consisted of the following:

                                                                                    AGGREGATE
                                                         SHARES ISSUED  CUMULATIVE LIQUIDATION
   SERIES                   PAR VALUE SHARES AUTHORIZED AND OUTSTANDING DIVIDENDS  PREFERENCE
   ------                   --------- ----------------- --------------- ---------- -----------
   B.......................   $.01          866,003          866,003    $  986,273 $ 2,025,477
   C.......................    .01        1,436,804        1,422,221     2,534,750   5,094,748
   D.......................    .01          226,666          222,222       381,368     881,368
   E.......................    .01        1,240,000        1,159,677     2,176,633   5,771,632
   G.......................    .01        1,050,000          700,000       155,342  10,655,342
                                                                        ---------- -----------
                                                                         6,234,366  24,428,567
   Less Unamortized
    Issuance Costs.........                                                    --     (429,554)
                                                                        ---------- -----------
                                                                        $6,234,366 $23,999,013
                                                                        ========== ===========

  Each share of Series B, C, D, E, and G Redeemable Preferred Stock was convertible into 1.5 shares of Common Stock, all at the option of the stockholder. All series of Preferred Stock were converted into an aggregate of 7,625,210 shares of Common Stock upon the closing of the IPO (see note 3). Series G Redeemable Preferred was issued in 1995, and all other Series were issued prior to 1994.

10. PREFERRED STOCK:

  At December 31, 1995, Preferred Stock consisted of the following:

                                            SHARES    SHARES ISSUED  LIQUIDATION
   SERIES                                 AUTHORIZED AND OUTSTANDING PREFERENCE
   ------                                 ---------- --------------- -----------
   A.....................................   16,335        11,335     $   68,010
   F.....................................  700,000       600,000     $3,000,000

  Each share of Series A and F Preferred Stock was convertible into 15 and 1.5 shares, respectively, of Common Stock. All series of Preferred Stock were converted into an aggregate of 7,625,210 shares of Common Stock upon the closing of the IPO (see note 3).

                               INDIVIDUAL, INC.

11. COMMON STOCK PURCHASE WARRANTS

  Common Stock Purchase Warrants outstanding at December 31, 1996 were as follows:

                                                         NUMBER OF    WARRANT
                                              NUMBER OF   SHARES     PRICE PER
                                              WARRANTS  EXERCISABLE    SHARE
                                              --------- ----------- ------------
   Common Stock.............................. 2,174,528  2,174,528  $3.33-$12.00

  The warrants to purchase shares of Common Stock issued principally to employees in 1989 and 1991, generally expire in ten years, or sooner under certain conditions, and were granted at an exercise price in excess of the fair value of the Common Stock as determined by the Board of Directors. The aggregate exercise price of the outstanding Common Stock warrants is $18,903,694.

12. EMPLOYEE BENEFIT PLANS

 Stock Compensation Plans

  At December 31, 1996, the Company had four stock-based compensation plans, which are described below. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995 and requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options plans under SFAS 123. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                          1996         1995
                                                      ------------  -----------
   Net Loss
     As reported..................................... $(51,017,359) $(6,442,808)
     Pro forma....................................... $(53,498,957) $(6,777,002)
   Net loss per share
     As reported.....................................       $(4.03)       $(.67)
     Pro forma.......................................       $(4.22)       $(.70)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4 years, expected volatility of 80% for post IPO grants, and no volatility (minimum value method) for pre IPO grants, and a risk free interest rate of 6.33% and 6.12% for 1996 and 1995 respectively.

  During 1996, the Company recognized expense of approximately $378,000 for stock-based compensation.

 Stock Option Plans

  The Company has four fixed option plans which are administered by the Board of Directors. During 1996, the Board of Directors approved an increase in the number of authorized shares under the Amended and Restated

                               INDIVIDUAL, INC.

1989 Stock Option Plan to 5,000,000, of which 1,500,000 is subject to ratification by the stockholders at the next Annual Stockholders Meeting. The 1996 Employee Stock Purchase Plan provides for the issuance of a maximum of 500,000 shares of Common Stock. The 1996 Non-Employee Director Stock Option Plan provides for the grant of options to purchase a maximum of 500,000 shares of Common Stock. The Company had 230,381 shares issued and outstanding under the Amended and Restated 1996 Stock Plan, which was assumed by the Company pursuant to the Freeloader acquisition, and no additional options will be issued under this Freeloader, Inc. Plan.

  As of December 31, 1996, all stock options have been granted with an exercise price equivalent to, or in excess of, the fair value of the common stock as quoted on NASDAQ. In no event shall the aggregate fair market value of common stock underlying ISOs granted to any employee, which are exercisable for the first time by such employee during any calendar year, exceed $100,000. Stock options become exercisable in varying installments as determined by the Board of Directors at the time of grant. Options expire at various dates not to exceed 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of December 31, 1996, 1995, and 1994 and changes during the years ending on those dates is presented below (shares in thousands):

                                 1996                1995                1994
                              WTD. AVG.           WTD. AVG.           WTD. AVG.
                          ------------------- ------------------- -------------------
                          SHARES  EXER. PRICE SHARES  EXER. PRICE SHARES  EXER. PRICE
                          ------  ----------- ------  ----------- ------  -----------
Outstanding at beginning
 of year................  2,118      $4.20    1,417      $2.23      663      $ .19
Granted.................  2,701       7.42      796       7.48      772       1.91
Exercised...............   (629)       .34      (47)       .23       (3)       .15
Canceled................   (929)      8.37      (48)       .41      (15)       .37
                          -----      -----    -----      -----    -----      -----
Outstanding at end of
 year...................  3,261       4.93    2,118       4.19    1,417      $2.23
                          =====               =====               =====      =====
Options exercisable at
 year end...............    722                 824                 498
                          =====               =====               =====
Weighted average fair
 value of options
 granted during the
 year...................             $4.69               $6.86
                                     =====               =====

  The following table summarizes information about stock options outstanding at December, 31, 1996:

                        OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                 --------------------------------- ---------------------
                              WTD. AVG.  WTD. AVG.   NUMBER    WTD. AVG.
   RANGE OF        NUMBER     REMAINING  EXERCISE  EXERCISABLE EXERCISE
EXERCISE PRICES  OUTSTANDING CONTR. LIFE   PRICE   AT 12/31/96   PRICE
---------------  ----------- ----------- --------- ----------- ---------
$    .13 to .17      68,183      7.1       $ .14      68,183     $ .14
     .20 to .27      94,923     10.3         .26      91,961       .26
     .42 to .43     488,477     10.0         .43     198,212       .43
            .83     110,956      8.6         .83      29,061       .83
   5.33 to 8.00   2,343,630      9.6        5.96     267,799      6.18
 10.80 to 12.00     154,342      9.0       11.50      66,896     11.59
---------------   ---------                          -------
$  .13 to 12.00   3,260,511                          722,112
===============   =========                          =======

  During 1996, certain options were repriced to $6.25, which was equal to or greater than the market value of the Company's Common Stock on the date of the repricing.

                               INDIVIDUAL, INC.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan for all employees meeting certain eligibility criteria. Under the 1996 Employee Stock Purchase Plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of the lower of the beginning or ending withholding period fair market value as defined in the plan. A total of 500,000 shares of common stock have been reserved for issuance under the plan. There are two six month withholding periods during each year, and the first withholding period occurred in 1996. In fiscal year 1996, shares totaling 47,540 were issued at $4.46 per share. At December 31, 1996, 452,460 shares were available for future issuance under the plan. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996: an expected life of six months; expected volatility of 80 percent; and risk-free interest rate of 6.33%. The weighted average fair value of those purchase rights granted in 1996 was $4.42.

 401(k) Plan

  The Company maintains a 401(k) retirement savings plan (the "401(k) Plan"). All employees of the Company are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. All amounts contributed by employee participants in conformance with plan requirements and earnings on such contributions are fully vested at all times. The Company's matching contributions to the 401(k) Plan were approximately $178,000, $99,000, and $63,000 in 1996, 1995, and 1994, respectively.

13. COMMITMENTS AND CONTINGENCIES

 Leases

  The Company leases office space under two leases which expire on December 31, 1999 and October 31, 2001. The Company also leases certain computer equipment under capital leases. Rental expense for the years ended December 31, 1996, 1995, and 1994 was approximately $759,145, $539,468, and $200,000 respectively, as a result of the Company entering into various leases.

  Aggregate future minimum lease commitments for all leases at December 31, 1996 are as follows:

                                              CAPITALIZED OPERATING
                                                LEASES      LEASES     TOTAL
                                              ----------- ---------- ----------
   1997.....................................    $79,775   $1,104,922 $1,184,697
   1998.....................................     10,550    1,120,107  1,130,657
   1999.....................................      2,988    1,072,377  1,075,365
   2000.....................................        --       299,037    299,037
   2001.....................................        --       257,462    257,462
                                                -------   ---------- ----------
   Total minimum lease commitments..........     93,313   $3,853,905 $3,947,218
                                                -------   ========== ==========
   Less interest............................      3,661
                                                -------
   Capitalized lease obligations at December
    31, 1996................................    $89,652
                                                =======

 Legal Actions

  The Company has been named as a defendant in a putative federal securities class action lawsuit filed on November 13, 1996 in the United States District Court for the District of Massachusetts. The lawsuit was filed on behalf of an alleged class of purchasers of the Company's common stock during the period from March 15,

                               INDIVIDUAL, INC.

1996 through July 24, 1996. The complaint filed in the lawsuit also names as defendants, among others, certain of the Company's current and former directors and officers, including Joseph A. Amram, the Company's former Chief Executive Officer, as well as the three co-managing underwriters of the Company's IPO.

  The complaint alleges, among other things, that the defendants made misstatements, or failed to make statements, to the investing public in the IPO Prospectus and Registration Statement, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram and the Company. The plaintiffs seek damages, including costs and expenses, in an unspecified amount, among other relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against all such claims. The ultimate claims payable under these actions, if any, are neither probable nor estimable.

  Total amounts included in general and administrative costs related to this action were $500,000 for the year ended December 31, 1996.

14. BANK FINANCING

  At December 31, 1996 bank financing consisted of the following:

                                                                   OUTSTANDING
                            STATED       EFFECTIVE                BALANCE AS OF   AVAILABLE
      DESCRIPTION        INTEREST RATE INTEREST RATE EXPIRATION DECEMBER 31, 1996  PORTION
      -----------        ------------- ------------- ---------- ----------------- ----------
$500,000 equipment
 line................... Prime + 2.0%     10.25%      11/1/97        $133,329            --
$1,000,000 equipment
 line................... Prime + 1.5%      9.75%       9/1/99         497,408     $   13,878
$1,000,000 equipment
 line................... Prime + 1.5%      9.75%      12/1/00         696,000         81,000
$2,000,000 equipment
 line................... Prime + 1.0%      9.25%      12/1/00             --       2,000,000
$3,500,000 revolving
 line................... Prime + 1.0%      9.25%       9/1/97             --       3,500,000
                                                                    ---------
                                                                    1,326,737
Less current portion....                                              804,734
                                                                    ---------
Long term portion.......                                            $ 522,003
                                                                    =========

  Borrowings under these lines are secured by substantially all the assets of the Company.

  The Company's long-term debt and credit arrangements contain financial covenants, including capital base, quick ratio and a leverage ratio. At December 31, 1996, the Company was in compliance with these arrangements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors andStockholders of Individual, Inc.:

  We have audited the accompanying consolidated balance sheets of Individual, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Individual, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
Febuary 15, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Certain information required by this item concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders to be held on May 22, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 (the "Definitive Proxy Statement.")

  Certain information required by this item concerning the directors and executive officers of the Company is incorporated herein by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Definitive Proxy Statement.

  The information required by this item concerning the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the heading "Section 16 Reporting" in the Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item concerning executive compensation is incorporated herein by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item concerning executive compensation is incorporated herein by reference to the information contained under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item concerning executive compensation is incorporated herein by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)(A) Consolidated Financial Statements

  The following consolidated financial statements and supplemental financial data are included in Part II Item 8 filed as part of this Form 10-K:

  Consolidated Balance Sheets as of December 31, 1996 and 1995.

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994.

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

  Notes to Consolidated Financial Statements.

  Report of Independent Public Accountants.

  (a) (2) Financial Statement Schedules.

  Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

  (a) (3) List of Exhibits.

  The following exhibits are filed as part of, and are incorporated by reference into, this Annual Report on Form 10-K:

     2.1 --Agreement and Plan of Reorganization dated as of May 30, 1996 among the Company, FL Merger Corp., FreeLoader, Inc., Mark Pincus and Sunil
          Paul (filed as Exhibit 2.1 to the Company's Current Report on Form 8-
          K (the "Form 8-K") filed on July 12, 1996 and incorporated herein by reference thereto).
     3.3 --Third Amended and Restated Certificate of Incorporation (filed as
          Exhibit 3.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-00792) (the "Registration Statement on Form S-
          1") and incorporated herein by reference thereto).
     3.5 --Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
     4.1 --Specimen certificate representing the Common Stock (filed as Exhibit
          4.1 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.1 --Amended and Restated 1989 Stock Option Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.2 --1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.3 --1996 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the
          Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.4 --Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to the
          Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.5 --Series F Preferred Stock Purchase Agreement dated as of September
          13, 1993 (filed as Exhibit 10.5 to the Registration Statement on Form
          S-1 and incorporated herein by reference thereto).
    10.6 --Letter Agreement dated as of October 12, 1993 between the Company and Dialog Information Services, Inc. (filed as Exhibit 10.6 to the
          Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.7 --Agreement dated 1993 between the Company and Knight-Ridder
          Information, Inc., as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.8 --License Agreement dated as of January 21, 1992 between the Company and Knight-Ridder/Tribune Business News (filed as Exhibit 10.8 to the
          Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.9 --Series G Preferred Stock Purchase Agreement dated as of October 3,
          1995 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
   10.10 --Independent Content Provider Agreement dated as of September 25,
          1995 between the Company and The Microsoft Network, L.L.C. (filed as
          Exhibit 10.10 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
   10.11 --Stockholders' Agreement dated as of September 13, 1993 (filed as
          Exhibit 10.11 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).

    10.12 --Series G Stockholders' Agreement dated as of October 3, 1995 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.13 --Second Amended and Restated Investors' Rights Agreement dated as of
           October 3, 1995 (filed as Exhibit 10.13 to the Registration
           Statement on Form S-1 and incorporated herein by reference thereto).
    10.14 --Licensing Agreement with Cornell Research Foundation, Inc. dated as of March 22, 1989 (filed as Exhibit 10.14 to the Registration
           Statement on Form S-1 and incorporated herein by reference thereto).
    10.15 --Letter agreement dated as of July 2, 1992 between the Company and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.15 to the
           Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.16 --Letter agreement dated as of September 22, 1994 between the Company and Fleet Bank of Massachusetts, N.A. (filed as Exhibit 10.16 to the
           Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.17 --Consent and Loan Modification Agreement dated as of November 29,
           1995 between the Company and Fleet Bank of Massachusetts, N.A.
           (filed as Exhibit 10.17 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.18 --Second Loan Modification Agreement dated as of December 29, 1995 between the Company and Fleet Bank of Massachusetts, N.A. filed as
           Exhibit 10.18 to the Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.19 --Lease dated as of August 25, 1994 between the Company and Trustees of New England Executive Park Trust, 40 Spaulding Investment
           Company, Inc. (filed as Exhibit 10.19 to the Registration Statement on Form S-1 and incorporated hereinby reference thereto).
    10.20 --Reseller Agreement dated as of February 8, 1996 between the Company and Knight-Ridder Information, Inc. (filed as Exhibit 10.20 to the
           Registration Statement on Form S-1 and incorporated herein by reference thereto).
    10.21 --Escrow Agreement dated as of June 28, 1996 among the Company,
           FreeLoader, Inc., the securityholders of FreeLoader, Inc., Fleet
           National Bank, and Frederick Wilson, as representative of the securityholders of FreeLoader, Inc. (filed as Exhibit 99.2 to the Form 8-K and incorporated herein by reference thereto).
    10.22 --Registration Rights Agreement dated as of June 28, 1996 among the
           Company and certain stockholders of FreeLoader, Inc. (filed as Exhibit 99.1 to the Form 8-K and incorporated herein by reference thereto).
    10.23 --Intentionally omitted.
   *10.24 --Third Loan Modification Agreement dated as of December 31, 1996 between the Company and Fleet National Bank.
   *10.25 --Employment Agreement dated as of September 3, 1996 between Michael
           E. Kolowich and the Company.
   *10.26 --Agreement and Release dated as of December 17, 1996 between Joseph
           A. Amram and the Company.
   *10.27 --Lease dated as of September 3, 1996 between the Company and Hamm's
           Building Associates.
   *11.1  --Computation of Earnings Per Share.
   *21.1  --Subsidiaries of the Company.
   *23.1  --Consent of Coopers & Lybrand L.L.P.
   *24.1  --Power of Attorney (included on page 48).
   *27.1  --Financial Data Schedule.

--------
* Filed herewith.

  (b) Reports of Form 8-K:

  On October 31, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 the Asset Purchase Agreement with Information Access Company ("IAC"), a division of The Thomson Company, pursuant to which Individual acquired from IAC substantially all of the assets of IAC's Hoover Business Intelligence Services unit.

  On November 25, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 an Asset Purchase Agreement with Cahner's Publishing Co. ("Cahner's"), a division of Reed Elsevier, Inc., pursuant to which Individual sold to Cahner's substantially all of the assets of Individual's BookWire division.

  On December 5, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 5 that the Company has been named as a defendant in a putative federal securities class action lawsuit filed on November 13, 1996 in the United States District Court for the District of Massachusetts. The lawsuit was filed on behalf of an alleged class of purchasers of the Company's common stock during the period March 15, 1996 through July 24, 1996.

  (c) Exhibits.

  The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Individual, Inc.

                                                  /s/ Michael E. Kolowich
Date: March 31, 1997                      By: _________________________________
                                              MICHAEL E. KOLOWICH CHAIRMAN OF
                                              THE BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

                       POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Individual, Inc., hereby severally constitute and appoint Michael E. Kolowich and Robert L. Lentz, and each of them singly, our true and lawful attorneys, with full power to both of them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Individual, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE(S)                DATE

       /s/ Michael E. Kolowich         Chairman of the          March 31, 1997
-------------------------------------   Board, President,
         MICHAEL E. KOLOWICH            Chief Executive
                                        Officer and
                                        Director (Principal
                                        Executive Officer)

         /s/ Robert L. Lentz           Senior Vice              March 31, 1997
-------------------------------------   President, Finance
           ROBERT L. LENTZ              and Administration,
                                        Chief Financial
                                        Officer, Treasurer
                                        and Secretary
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

         /s/ Joseph A. Amram           Director                 March 31, 1997
-------------------------------------
           JOSEPH A. AMRAM

        /S/ James D. Daniell           Director                 March 31, 1997
-------------------------------------
          JAMES D. DANIELL

              SIGNATURE                       TITLE(S)               DATE

      /s/ William A. Devereaux          Director                March 31, 1997
-------------------------------------
        WILLIAM A. DEVEREAUX

         /s/ Jeffery S. Galt            Director                March 31, 1997
-------------------------------------
           JEFFERY S. GALT

          /s/ Elon Kohlberg             Director                March 31, 1997
-------------------------------------
            ELON KOHLBERG

       /s/ Marino R. Polestra           Director                March 31, 1997
-------------------------------------
         MARINO R. POLESTRA

          /s/ Daniel Rosen              Director                March 31, 1997
-------------------------------------
            DANIEL ROSEN