Form 10-Q
period 1997-03-31
INDIVIDUAL INC
filed 1997-05-12
CIK 1002536

16

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly period ended                                March 31, 1997


                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______to  ______

Commission  File  Number:                                              0-27734
                           ---------------------------------------------------

Individual,  Inc_____________________________________________
----------------
(Exact  name  of  registrant  as  specified  in  its  charter)

Delaware
--------
(State  or  other  jurisdiction  of  incorporation  or  organization)

  04-303-6959
-------------
(I.R.S.  Employer  Identification  No.)

8  New  England  Executive  Park  West,  Burlington,    MA          01803
-------------------------------------------------------------------------
(Address  of  principal  executive  offices)                        (Zip Code)

(617)  273-6000
---------------
(Registrant's  telephone  number,  including  area  code)

_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__Yes                    ___No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, 14,638,072 shares of Common Stock, $.01 par value per share, were outstanding.

                               Individual, Inc.
                                   Form 10-Q
                     For the Quarter Ended March 31, 1997
                                     Index



                                                                                                               Page #
                                                                                                       -      --------

Facing Sheet                                                                                                      1
Index                                                                                                             2

PART I - UNAUDITED FINANCIAL INFORMATION
----------------------------------------------------------

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets March 31, 1997 (unaudited)  and December 31, 1996                           3
          Consolidated Statements of Operations  (unaudited)                                                      4
          Consolidated Statements of Cash Flows (unaudited)                                                       5
          Notes to Unaudited Consolidated Financial Statements                                                    6

Item 2.                                                     Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                                                     8

PART II - OTHER INFORMATION
----------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                                        14

Signatures                                                                                                       15

Exhibit Index                                                                                                    16
Exhibit 11          Computation of Loss Per Share                                                                17

Financial Data Schedule                                                                                          18




                                                    Individual, INC.
                                              Consolidated BALANCE SHEETS
                                                       (Unaudited)



                                                                                         March 31,     December 31,
                                                                                           1997            1996
                                                                                       -------------  --------------

ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 19,812,309   $  21,886,219
   Investments in marketable securities                                                   9,151,199       8,448,306
   Accounts receivable, net                                                               7,454,227      11,088,046
   Prepaid expenses                                                                         632,102         456,823
                                                                                       -------------  --------------
     Total current assets                                                                37,049,837      41,879,394

Property and equipment, net                                                               4,123,554       4,102,709
Other assets, net                                                                           302,204         947,213
                                                                                       -------------  --------------

     Total assets                                                                      $ 41,475,595   $  46,929,316
                                                                                       =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  2,907,800   $   4,718,695
   Accrued royalties                                                                      1,886,608       1,610,829
   Accrued expenses                                                                       5,258,155       3,821,505
   Deferred revenue                                                                      12,071,483      13,706,132
   Equipment financing loans and notes payable                                            1,073,963       1,074,055
                                                                                       -------------  --------------

     Total current liabilities                                                           23,198,009      24,931,216

Other long term liabilities                                                               1,996,017       1,410,625

Stockholders' equity:
   Common stock, $0.01 par value; 25,000,000 shares
      authorized,  14,638,072 and 14,413,988 shares
      issued and outstanding in 1997 and issued in
      in 1996, respectively                                                                 146,381         144,140
   Additional paid in capital                                                            90,167,831      89,840,455
   Cumulative translation adjustment                                                         51,702          70,149
   Unrealized gains on marketable securities                                                136,336         125,475
   Accumulated deficit                                                                  (74,220,681)    (69,562,067)

   Less 32,865 shares held in treasury
      (at cost) at December 31, 1996                                                              -         (30,677)
                                                                                       -------------  --------------

       Total stockholders' equity                                                        16,281,569      20,587,475
                                                                                       -------------  --------------
     Total liabilities and stockholders' equity                                        $ 41,475,595   $  46,929,316
                                                                                       =============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                    ------

                      INDIVIDUAL, INC.
                   CONSOLIDATED STATEMENTS OF
                         OPERATIONS
                        (UNAUDITED)

                                     For the three months ended
                                               March 31,

                                       1997           1996
                                   -------------  -------------

Revenue                            $  7,794,887   $  5,029,291
Cost of revenue                       4,241,915      2,257,506
                                   -------------  -------------
Gross margin                          3,552,972      2,771,785
Operating expenses:
   Sales and marketing                1,886,856      1,060,544
   New subscriber acquisition         2,783,058      2,230,703
   Product development                1,196,613        838,725
   General and administrative           990,424        655,422
   Acquisitions and other charges     1,632,289              -
                                   -------------  -------------
      Total operating expenses        8,489,240      4,785,394
                                   -------------  -------------

Loss from operations                 (4,936,268)    (2,013,609)
Interest income and other, net          368,419        241,594
Interest expense                        (90,765)      (738,206)

Net loss                            ($4,658,614)   ($2,510,221)
                                   =============  =============
Net loss per common share                ($0.32)        ($0.25)
                                   =============  =============

Weighted average common
   shares outstanding                14,583,463      9,844,520
                                   =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                                    ------

                                         Individual, INC.
                              Consolidated STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      For the three months ended
                                                                                March 31,

                                                                        1997           1996
                                                                    -------------  -------------

Cash flows from operating activities:
Net loss                                                             ($4,658,614)   ($2,510,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                            689,640        449,252
Loss on disposal of property and equipment                               106,196         18,728
Provision for doubtful accounts                                           27,750         48,632
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                   3,606,069      1,104,010
     Increase in prepaid expenses                                       (175,279)       (84,578)
     Decrease/ (Increase) in other assets                                507,290         (2,020)
     (Decrease)/ Increase in accounts payable and accrued expenses       (98,466)        12,651
     Increase in other long term liabilities                             166,667              -
     (Decrease)/ Increase in deferred revenue                         (1,634,650)        78,009
                                                                    -------------  -------------

Net cash used in operating activities:                                (1,463,397)      (885,537)
                                                                    -------------  -------------

Cash flows from investing activities:
Additions to property and equipment                                     (670,993)      (115,400)
Investments in marketable securities                                    (700,000)    (1,954,794)
                                                                    -------------  -------------

Net cash used in investing activities:                                (1,370,993)    (2,070,194)
                                                                    -------------  -------------

Cash flows from financing activities:
Principal repayments under lease obligations                             (30,592)       (41,639)
Increase/ (Decrease) in equipment loan, net                              449,226       (159,518)
Proceeds from issuance of common stock, net of related expenses          360,293     29,868,232
Payment on senior subordinated notes                                           -    (10,000,000)
                                                                    -------------  -------------

Net cash provided by financing activities                                778,927     19,667,075
                                                                    -------------  -------------

Effect of exchange rate on cash                                          (18,447)        (7,235)
                                                                    -------------  -------------

Net increase in cash and cash equivalents                             (2,073,910)    16,704,109
Cash and cash equivalents at the beginning of period                  21,886,219     17,517,743
                                                                    -------------  -------------
Cash and cash equivalents at the end of period                      $ 19,812,309   $ 34,221,852
                                                                    =============  =============

Supplemental cash flow information:
   Interest paid                                                    $     36,350   $    691,665
                                                                    =============  =============
Non cash transactions:
   Equipment acquired under capital lease obligation                           -          3,359
                                                                    =============  =============

The  accompanying  notes  are  an  integral  part  of  the  financial  statements.

                               INDIVIDUAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Basis  of  Presentation
     The unaudited consolidated financial statements of Individual, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's disc ussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.    Use  of  Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Reclassification  of  Amounts
     Certain amounts in the financial statements for the quarter ended March 31, 1996 have been reclassified to conform to the presentation for the quarter ended March 31, 1997.

4.    Per  Share  Computations
     Net loss per common share for 1996 gives effect to the conversion of all shares of Series B, C, D, E and G Redeemable Preferred Stock and Series A and F Preferred Stock and does not include the dividends on Redeemable Preferred Stock as an increase in net loss. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the IPO price of $14.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods prior to the IPO.

5.    Acquisitions  and  Other  Charges
     All operating expenses of FreeLoader of approximately $1.5 million, which are predominantly product development expenses, are reflected in acquisitions and other charges, as well as the amortization of goodwill acquired in the purchase of the Hoover business of approximately $178,000.
On February 6, 1997, the Company announced that it is planning to sell FreeLoader or seek a majority investor. In order to maintain the viability and  value  of  FreeLoader,  the  Company  is maintaining its current level of investment in the FreeLoader operations as it pursues a sale or outside investment. No material impact is expected from the sale of FreeLoader, as the majority of the purchase price has been allocated to purchased incomplete technology and accordingly, was expensed at the time of the purchase. However, there can be no assurance that the Company will be successful in completing such a transaction, which may require the Company to cease operations of FreeLoader and incur additional expenses related to any termination of operations.







                               INDIVIDUAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.    Commitments  and  Contingencies
     The Company has been named as a defendant in a putative federal securities class action lawsuit filed on November 13, 1996 in the United States District Court for the District of Massachusetts. The lawsuit was filed on behalf of an alleged class of purchasers of the Company's common stock during the period from March 15, 1996 through July 24, 1996. The complaint filed in the lawsuit also names as defendants, among others, certain of the Company's current and former directors and officers, including Joseph A. Amram, the Company's former Chief Executive Officer, as well as the three co-managing underwriters of the Company's IPO.

     The complaint alleges, among other things, that the defendants made misstatements, or failed to make statements, to the investing public in the IPO Prospectus, Registration Statement, as well as in subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram and the Company. The plaintiffs seek damages, including costs and expenses, in an unspecified amount, among other relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against all such claims. The ultimate claims payable under these actions, if any, are neither probable nor estimable.


7.    Recently  Issued  Accounting  Standard
     The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the isssuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

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

The Company's revenue is derived from two classes of services: enterprise services and single-user services. Revenue for the Company's principal enterprise service, First! (introduced in the first quarter of 1990) consists of subscription fees from organizations. In addition, in October 1996, the Company acquired the Hoover business intelligence unit ("Hoover"), from the Information Access Company ("IAC"), a unit of the Thompson Corporation. Revenue from the enterprise Hoover service consists of both subscription fees for content, and software license and maintenance fees. The Company's principal single-user service is the World Wide Web-based service NewsPage, introduced in the second quarter of 1995. NewsPage base service is generally available for no charge to users. Revenue consists of advertising fees from companies placing advertisements through this service and from subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. Another single-user service of the Company is HeadsUp, which was introduced in the second quarter of 1993. HeadsUp consists of subscription fees and fees for the fulfillment of certain user requests for additional information. HeadsUp is a fax and email-based service and is not being promoted actively in 1997, primarily due to the Company's belief that users are moving to Web-based information services, such as NewsPage.

The Company recognizes subscription revenue ratably over the subscription period. The Company's subscription contracts are typically billed in advance, and amounts attributable to services not yet delivered are recorded in deferred revenue. Customers of the Company's services may, under certain circumstances, terminate their subscriptions at any time and receive a credit in the form of a cash refund for the unused portion. Historically, the level of subscription cancellations prior to the termination of the subscription period has not been material and has had no impact on revenue previously recognized. Fulfillment fees are recognized as revenue at the time stories
are  provided.    Advertising  revenue  is  recognized  ratably  over  the
advertisement  period.

The majority of the Company's operating expenses consists of salaries and related costs. The Company had 220 full-time employees on March 31,1997 up from 214 on December 31, 1996, and up from 157 and 96 on December 31, 1995 and 1994, respectively. The number on March 31, 1997 includes 38 employees working at Freeloader. The Company incurs significant expenses to acquire new customers, reported as new subscriber acquisition expenses. The Company may also incur expenses in the process of soliciting a subscription renewal, which are included in sales and marketing expenses. The cost of soliciting subscription renewals is substantially less than the cost of acquiring new subscriptions.


General  Risk  Factors  That  May  Affect  Future  Quarterly  Results
---------------------------------------------------------------------

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Factors That May Affect Future Performance" under Item 7 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996 as well as other factors described from time to time in the Company's filings with the Securities and Exchange Commission.

The market for current awareness products is experiencing rapid changes as organizations introduce company-wide information and knowledge solutions built on enterprise computing platforms such as internal intranets and groupware products, such as Lotus Notes. As a result of these changes, Individual has migrated its First! product from fax and e-mail distribution, sold primarily to small groups of users at an average annual contract value of less than $10,000, to distribution via intranet and Lotus Notes systems capable of servicing large organizations. This evolving market focus has required the Company not only to invest in the product development and engineering required to introduce new and enhanced enterprise-based products such as First! Intranet and First! Notes, but also to adapt its selling efforts in order to address the requirements of large organizations that desire to implement current business awareness solutions on an enterprise-wide basis over their existing information infrastructures. Such solutions typically involve large contracts with annual contract values in excess of $50,000 and generally require a longer sales cycle than departmental or business-group sales. As a result, the Company believes that it must invest in additional sales and sales management personnel with experience in selling large contracts, as well as in additional customer service personnel capable of addressing increasingly complex customer needs. Approximately 75% of the Company's enterprise customer base presently distributes the Company's products from intranets and Lotus Notes, almost double from a year ago. Notwithstanding such growth, however, the ability of the Company to achieve future growth is heavily dependent on the Company's ability to successfully continue to sell large contracts to enterprise customers and to support implementations with those customers. There can be no assurance that the Company will be successful in recruiting and training additional sales and customer service personnel with the skills required to sell and support large contracts, or that the sales cycles will not extend beyond the periods currently experienced by the Company. If the Company fails to successfully recruit and train such personnel, or if the Company experiences longer sales cycles, its rate of growth and future operating results may be adversely affected.

On June 28, 1996, the Company acquired FreeLoader, a developer of agent-based software for the off-line delivery of World Wide Web multi-media content. On February 6, 1997, the Company announced that it is planning to sell FreeLoader or seek a majority investor. This decision was based on the rapid changes in the market for Web broadcasting which have occurred since the closing of the FreeLoader acquisition, including the significant increase in the number of vendors offering products based on "push" technologies and the desire for the Company to offer its services on a wide range of Web broadcasting platforms, as well as the future need to invest heavily in FreeLoader in order to maintain the competitiveness of its product offerings. In order to maintain the viability and value of FreeLoader, the Company is maintaining its current level of investment in the FreeLoader operations as it pursues a sale or outside investment. No material impact is expected from the sale of FreeLoader, as the majority of the purchase price has been allocated to purchased incomplete technology and accordingly, was expensed at the time of the purchase. However, there can be no assurance that the Company will be successful in completing such a transaction, which may require the Company to cease operations of FreeLoader and incur additional expenses related to any termination of operations.

Management may in future periods consider other acquisitions that it believes may enable Individual to acquire complementary skills and capabilities, offer new products and services, expand its customer base, or obtain other competitive advantages. Such acquisitions involve potential risks, including difficulties in assimilating the acquired Company's operations, technology, products and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired Company's key employees.

The Company depends, in significant part, upon the continued services of its key technical, editorial, sales and product development, most of whom are not bound by employment agreements, and only certain of whom are bound by noncompetition agreements. The Company's plan requires the hiring of additional engineering and sales personnel in order to add additional products and features and grow its customer base. In the Boston market, these skills are in high demand and there is no assurance that the Company will be successful in hiring these personnel.

In view of the Company's revenue growth in recent years and its limited operating history, period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as any indication of future performance. The Company's quarterly results of operations have fluctuated significantly in the past and will likely fluctuate in the future due to, among other factors, demand for its services and changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effect of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers , telecommunication costs and personnel expenses, is relatively fixed in nature. The Company's operating expense levels are based, in significant part, on the Company's expectations of future revenue. If quarterly revenues are below management's expectations, both gross margins and results of operations would be adversely affected because a relatively small amount of the Company's costs and expenses varies with its revenue in the short-term.

------

Results  of  Operations
-----------------------

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                              Three  months  ended  March  31,

                                            1997    1996

Revenue                                       100%   100%
Cost of Revenue                                54%    45%
          -------                         -------
Gross Margin                                   46%    55%

Operating expenses:
Sales and marketing                            24%    21%
New subscriber acquisition                     36%    44%
Product development                            15%    17%
General and administrative                     13%    13%
Acquisitions and other charges                 21%     -
          -------                         -------
  Total operating expense                     109%    95%

Loss from operations                         (63)%  (40)%
Interest and other income (expense), net        3%  (10)%
          -------                         -------
Net loss                                     (60)%  (50)%
                                          ========  =====




Three  months  ended  March  31,  1997  and  1996
-------------------------------------------------

Revenue.
Revenue increased 55% from $5,029,000 for the three months ended March 31, 1996 to $7,795,000 for the three months ended March 31, 1996. Additionally, the number of registered and authorized users of the Company's information services increased to more than 558,000 at March 31, 1996, or 300% over the number of users at March 31, 1996.

In the first quarter of fiscal 1997, revenue from enterprise services was $5,374,000, up from $3,465,000 for the same period in 1996. This increase of 55% in revenue from enterprise services resulted primarily from new sales of enterprise solutions, primarily First! Intranet and First! Notes, which is offsetting declining revenues from First! distributed by fax and e-mail.
Revenue from Hoover, acquired in October 1996, also contributed to the increase.

In the first quarter of fiscal 1997, revenue from single user services also grew by 55% to $2,421,000, up from $1,565,000 for the same period in 1996. The growth was attributable primarily to the Company's NewsPage service on the World Wide Web. The increase in revenue from NewsPage was partially offset by the declining revenues of the non-Web single user service HeadsUp, which has not been actively promoted. The Company expects this trend to continue in the future.

Cost  of  revenue.
Cost of revenue was $4,242,000 for the three months ended March 31, 1997, as compared to $2,258,000 for the same period in 1996, or an increase of 88%. The increase was the result of additional costs attributable to the increased revenue. Gross margin decreased from 55% to 46%. The decline in gross margin is the result of higher information provider costs, including minimum royalties paid to certain information provider and the higher royalty percentage paid on NewsPage and Hoover revenue as compared to revenue from First! Further, the Company incurred additional costs from adding capacity for NewsPage and customer support costs required to support the larger customer base.


Sales  and  marketing.
Sales and marketing expenses increased 78% to $1,887,000 for the three months ended March 31, 1997, up from $1,061,000 for the same period of 1996. This increase was primarily due to additional personnel and consulting services in marketing, product management and advertising sales for NewsPage. Additionally, due to the larger customer base there was an increase in expenses related to renewing First! contracts.

New  subscriber  acquisition.
New subscriber acquisition expenses increased 25% to $2,783,000 for the three months ended March 31, 1997 from $2,231,000 for the same period in 1996. The increase in new subscriber acquisition expenses in the first quarter of 1997 was the result of additional sales personnel selling First! and expenses to acquire NewsPage users, primarily Web site advertising and commissions paid to NewsPage distribution partners. The Company plans to add additional direct sales personnel and to continue its expenditures in promoting NewsPage at the current or higher levels if it determines that the promotional activities continue to generate increases in NewsPage users.

Product  development.
Product development increased 43% to $1,197,000 for the three months ended March 31, 1997, up from $839,000 for the same period in 1996. This increase was primarily the result of development expenses related to the continued development of new enhancements for both the NewsPage and enterprise services. The Company had anticipated a higher level of expenditures in the quarter but due to challenges in recruiting qualified engineers in the Boston market, engineers were not added as quickly as the Company had planned. The Company intends to add additional engineers throughout 1997.

General  and  administrative.
General and administrative expenses increased 51% to $990,000 for the three months ended March 31, 1997, up from $655,000 for the same period of 1996. The reasons for this increase included the hiring of additional management and administrative personnel and other expenses related to the requirements of a public company.

Acquisitions  and  other  charges.
Acquisitions and related charges were $1,632,000 for the quarter ended March 31, 1997. These charges primarily include development expenses related to Freeloader, acquired in June 1996. As described above, the Company announced in February 1997 that it is planning to sell FreeLoader or seek a majority investor.

Interest  income  and  other,  net.
Interest income and other, net increased 52% to $368,000 for the three months ended March 31, 1997, up from $242,000 for the same period of 1996, primarily from interest earned on the net proceeds of the March 1996 IPO.

Interest  expense.
Interest expense decreased to $91,000 for the three months ended March 31, 1997, down from $738,000 for the same period of 1996. The decrease was due to the interest charges on senior subordinated notes incurred in the first quarter of 1996. The senior subordinated notes were paid in full in March 1996 from a portion of the proceeds of the IPO.





Liquidity  and  Capital  Resources
----------------------------------

The Company's cash, cash equivalents and marketable securities balance at March 31, 1997 was $28,964,000, as compared to $30,335,000 at December 31,
1996. Net cash used in operations was ($1,463,000) for the three months ended March 31, 1997, as compared with ($886,000) for the same period in 1996. The change was mainly attributable to the increased operating expenses in the three month period ended March 31, 1997. The first quarter, due to the higher level of billings in the fourth quarter which are substantially collected in the first quarter, tends to have a lower cash usage than other quarters. The Company expects that its use of cash from operations in future quarters will be greater than levels experienced in the first quarter. Net cash used in investing activities was ($1,371,000) in the three months ended March 31, 1997 as compared with ($2,070,000) for the same period of 1996. In the first quarter of 1997, $700,000 was used to purchase marketable securities, primarily from U.S. government agencies, down from $1,955,000 used during the same period a year ago. Net cash provided by financing activities was $779,000 for the three months ended March 31 1997, as compared to $19,667,000 in the same period of 1996. This decrease resulted primarily from the completion of the Company's IPO in March of 1996.

The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At March 31, 1997, the Company had approximately $1,074,000 outstanding in connection with these obligations and had an additional $1,516,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000 subject to certain covenants. At March 31, 1997, no amounts were outstanding under this line.

Management  believes  that  cash  and marketable securities and cash flow from operations will be sufficient to fund its operations at least for the next twelve months. This may depend on numerous factors, including the rate of expansion for current products and services, the development of new products and services, and potential acquisitions or strategic investments.

Recently  Issued  Accounting  Standard
--------------------------------------

The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the isssuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

PART  II  -  OTHER  INFORMATION

Item  6.                    Exhibits  and  Reports  on  Form  8-K
--------                    -------------------------------------

(a) Exhibits

    11 Computation of Weighted Average Shares Used in Computing Loss Per Share Amounts

           Financial  Data  Schedule

(b) Reports  on  Form  8-K

No  reports  on  Form  8-K were filed during the quarter ended March 31, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Individual,  Inc.

Date:          May  13,  1997


                         By:          /s/Michael  Kolowich
                                      --------------------
                                         Michael  Kolowich
                           Chariman  of  the  Board,  President,
                           Chief  Executive  Officer  and  Director
                           (Principal  Executive  Officer)

                         By:          /s/Robert  L.  Lentz
                                      --------------------
                                                  Robert  L.  Lentz
                              Senior  Vice  President,  Finance  and
                              Administration,  Chief  Financial  Officer,
                              Treasurer  and  Secretary
                              (Principal  Financial  Officer  and  Principal
                               Accounting  Officer)

EXHIBIT  INDEX                                        INDIVIDUAL,  INC.




Exhibit Number  Description                                   Page
--------------  --------------------------------------------  ----

11                   Computation of Weighted Average Shares    17
                     Used in Computing Loss Per Share Amounts
                     Financial Data Schedule                   18