Form 10-Q
period 1997-06-30
INDIVIDUAL INC
filed 1997-08-08
CIK 1002536

3

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period ended                               June 30, 1997
                                   ------------------------------------------
  --

                                      or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  __________   to   ________________________

Commission  File  Number:                                              0-27734
                           ---------------------------------------------------

Individual,Inc
--------------------------------------------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)

Delaware
--------------------------------------------------------------------
(State  or  other  jurisdiction  of  incorporation  or  organization)

04-303-6959
-----------
(I.R.S.  Employer  Identification  No.)

8  New  England  Executive  Park  West,  Burlington,  MA		01803
---------------------------------------------------------------------------
(Address  of  principal  executive  offices)                     (Zip Code)

(617)  273-6000
---------------
(Registrant's  telephone  number,  including  area  code)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__Yes                    ___No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, 16,092,129 shares of Common Stock, $.01 par value per share, were outstanding.

                                    ------
                               Individual, Inc.

                                   Form 10-Q
                       For the Quarter Ended June, 1997
                                     Index



                                                                                            Page #
                                                                			     ---------
Facing Sheet . . . . . . . . . . . . . . . . . . . . . . . . .				1
Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .  				2

PART I - UNAUDITED FINANCIAL INFORMATION
--------------------------------------------------------------

Item 1.. Consolidated Financial Statements
         Consolidated Balance Sheets June 30, 1997 (unaudited)  and December 31, 1996       	3
         Consolidated Statements of Operations  (unaudited). .                                	4
         Consolidated Statements of Cash Flows (unaudited) . . 				5
         Notes to Unaudited Consolidated Financial Statements. 				6

Item 2.. Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . .  				9

PART II - OTHER INFORMATION
--------------------------------------------------------------

Item 2.. Change in Securities                                 				16

Item 4.. Submission of Matters to a Vote of Security Holders  				17

Item 6.. Exhibits and Reports on Form 8-K                     				17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  				18

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . .  				19
Exhibit 11 . Computation of Loss Per Share                    				20

Financial Data Schedule. . . . . . . . . . . . . . . . . . .. 				21

                               INDIVIDUAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                June 30,      December 31,
                                                                  1997            1996
                                                              -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .  $ 16,014,232   $  22,117,834
   Investments in marketable securities. . . . . . . . . . .     9,125,577       8,448,306
   Accounts receivable, net. . . . . . . . . . . . . . . . .     7,274,660      11,950,638
   Deferred income taxes . . . . . . . . . . . . . . . . . .             -          35,000
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . .       715,809         562,063
                                                              -------------  --------------
     Total current assets. . . . . . . . . . . . . . . . . .    33,130,278      43,113,841

Property and equipment, net. . . . . . . . . . . . . . . . .     4,328,851       4,333,580
Other assets, net. . . . . . . . . . . . . . . . . . . . . .       475,831         952,388
                                                              -------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $ 37,934,960   $  48,399,809
                                                              =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .  $  3,943,973   $   4,894,036
   Accrued royalties . . . . . . . . . . . . . . . . . . . .     1,836,835       1,610,829
   Accrued expenses. . . . . . . . . . . . . . . . . . . . .     6,968,979       3,955,481
   Deferred revenue. . . . . . . . . . . . . . . . . . . . .    11,387,085      14,694,856
   Equipment financing loans and notes payable . . . . . . .     1,457,351       1,074,055
                                                              -------------  --------------
     Total current liabilities . . . . . . . . . . . . . . .    25,594,223      26,229,257

Other long term liabilities. . . . . . . . . . . . . . . . .     1,694,624       1,540,375
Commitments and contingencies (note 6)

Stockholders' equity:
   Common stock, $0.01 par value; 25,000,000 shares
      authorized,  16,092,129 and 15,722,498 shares
      issued and outstanding in 1997 and 1996, respectively.       147,836         144,140
   Additional paid in capital. . . . . . . . . . . . . . . .    90,887,572      89,915,343
   Cumulative translation adjustment . . . . . . . . . . . .        63,732          70,149
   Unrealized gains on marketable securities . . . . . . . .       116,172         125,475
   Accumulated deficit . . . . . . . . . . . . . . . . . . .   (80,569,199)    (69,594,253)

   Less 32,865 shares held in treasury
      (at cost) at December 31, 1996 . . . . . . . . . . . .             -         (30,677)
                                                              -------------  --------------
       Total stockholders' equity. . . . . . . . . . . . . .    10,646,113      20,630,177
                                                              -------------  --------------
     Total liabilities and stockholders' equity. . . . . . .  $ 37,934,960   $  48,399,809
                                                              =============  ==============

The  accompanying  notes  are  an  integral  part  of  the  financial  statements.



                                                     INDIVIDUAL, INC.
                                                  CONSOLIDATED STATEMENTS OF
                                  OPERATIONS
                                                      (UNAUDITED)

                  		For the three months ended          For the six months ended
                                  		 June 30,                  	  June 30,

                                       1997            1996            1997            1996
                                   -------------  --------------  --------------  --------------
Revenue . . . . . . . . . . . . .  $  8,806,575   $   6,638,334   $  17,575,721   $  12,550,024
Cost of revenue . . . . . . . . .     4,238,804       2,961,153       8,832,832       5,548,085
                                   -------------  --------------  --------------  --------------
Gross margin. . . . . . . . . . .     4,567,771       3,677,181       8,742,889       7,001,939
Operating expenses:
   Sales and marketing. . . . . .     1,916,035       1,502,058       4,128,287       2,709,507
   New subscriber acquisition . .     3,414,866       1,948,926       6,197,924       4,179,629
   Product development. . . . . .     1,803,840       1,128,833       3,243,455       2,046,442
   General and administrative . .       839,825       1,203,541       2,043,365       2,029,782
   Acquisitions and other charges     3,068,433      36,220,417       4,700,722      36,220,417
                                   -------------  --------------  --------------  --------------
      Total operating expenses. .    11,042,999      42,003,775      20,313,753      47,185,777
                                   -------------  --------------  --------------  --------------

Loss from operations. . . . . . .    (6,475,228)    (38,326,594)    (11,570,864)    (40,183,838)
Interest income and other, net. .       485,741         231,245         854,160         472,839
Interest expense. . . . . . . . .      (161,443)        (63,880)       (258,242)       (828,386)

Net loss. . . . . . . . . . . . .   ($6,150,930)   ($38,159,229)   ($10,974,946)   ($40,539,385)
                                   =============  ==============  ==============  ==============
Net loss per common share . . . .        ($0.39)         ($2.78)         ($0.69)         ($3.29)
                                   =============  ==============  ==============  ==============

Weighted average common
   shares outstanding . . . . . .    15,976,190      13,730,789      15,917,649      12,338,771
                                   =============  ==============  ==============  ==============

The  accompanying  notes  are  an  integral  part  of  the  financial  statements.




                               INDIVIDUAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          				For the six months ended
                                                  				June 30,

                                                                         1997            1996
                                                                    --------------  --------------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($10,974,871)   ($40,492,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . .      1,468,977         678,010
Loss on disposal of property and equipment . . . . . . . . . . . .        421,117          18,728
Provision for doubtful accounts. . . . . . . . . . . . . . . . . .              -         217,675
Compensation recognized under employee stock plans . . . . . . . .              -          27,981
Purchased incomplete technology. . . . . . . . . . . . . . . . . .              -      35,563,750
Loss on joint venture. . . . . . . . . . . . . . . . . . . . . . .              -       1,303,821
Changes in operating assets and liabilities:
     Decrease in accounts receivable . . . . . . . . . . . . . . .      4,675,978         891,873
     Increase in prepaid expenses. . . . . . . . . . . . . . . . .       (118,824)       (383,310)
     Decrease/ (Increase) in other assets. . . . . . . . . . . . .        444,939          10,276
     (Decrease)/ Increase in accounts payable and accrued expenses      1,970,780       1,668,893
     Increase in other long term liabilities . . . . . . . . . . .       (500,004)        166,667
     (Decrease)/ Increase in deferred revenue. . . . . . . . . . .     (3,307,771)        572,635
                                                                    --------------  --------------

Net cash used in operating activities: . . . . . . . . . . . . . .     (5,919,679)        244,706
                                                                    --------------  --------------

Cash flows from investing activities:
Additions to property and equipment. . . . . . . . . . . . . . . .     (1,241,655)       (937,930)
Investment in joint venture. . . . . . . . . . . . . . . . . . . .              -      (1,883,417)
Cash acquired from/(paid for) acquistion . . . . . . . . . . . . .       (280,000)      1,010,354
Investments in marketable securities . . . . . . . . . . . . . . .       (700,000)     (5,992,450)
                                                                    --------------  --------------

Net cash used in investing activities: . . . . . . . . . . . . . .     (2,221,655)     (7,803,443)
                                                                    --------------  --------------

Cash flows from financing activities:
Principal  repayments on loans . . . . . . . . . . . . . . . . . .        (55,149)        (69,391)
Increase in equipment loan, net. . . . . . . . . . . . . . . . . .      1,092,697         180,963
Proceeds from issuance of common stock, net of related expenses. .      1,006,601      34,086,706
Payment on senior subordinated notes . . . . . . . . . . . . . . .              -     (10,000,000)
                                                                    --------------  --------------

Net cash provided by financing activities. . . . . . . . . . . . .      2,044,149      24,198,278
                                                                    --------------  --------------

Effect of exchange rate on cash. . . . . . . . . . . . . . . . . .         (6,417)         (2,342)
                                                                    --------------  --------------

Net increase in cash and cash equivalents. . . . . . . . . . . . .     (6,103,602)     16,637,199
Cash and cash equivalents at the beginning of period . . . . . . .     22,117,834      17,920,924
                                                                    --------------  --------------
Cash and cash equivalents at the end of period . . . . . . . . . .  $  16,014,232   $  34,558,123
                                                                    ==============  ==============

Supplemental cash flow information:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $      65,806   $     746,688
                                                                    ==============  ==============
Non cash transactions:
    Issuance of common stock in connection with acquisition. . . .  $     512,500               -
                                                                    ==============  ==============
   Equipment acquired under capital lease obligation . . . . . . .              -   $      22,859
                                                                    ==============  ==============
   Net liabilities assumed in exchange for stock . . . . . . . . .              -   $   1,643,019
                                                                    ==============  ==============
   Conversion of redeemable preferred stock into common stock. . .              -   $   2,999,013
                                                                    ==============  ==============

The  accompanying  notes  are  an  integral  part  of  the  financial  statements.




                               INDIVIDUAL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Basis  of  Presentation
     The unaudited consolidated financial statements of Individual, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year. In June 1997, the Company acquired all of the outstanding capital stock of ClariNet Communications Corp. in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial statements presented herein have been restated to include the financial position, results of operations, and cash
flows  of  ClariNet  Communications  Corp.    See  Note  5.

2.    Use  of  Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Reclassification  of  Amounts
     Certain amounts in the financial statements for the three months and the six months ended June 30, 1996 have been reclassified to conform to the presentation for the three months and the six months ended June 30, 1997.

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

5.    Acquisitions  and  Other  Charges

     In June 1997, the Company completed the acquisition of ClariNet Communications Corp. ("ClariNet" through a subsidiary merger (the "merger")whereby a wholly-owned subsidiary of the Company was merged with and into ClariNet, with ClariNet continuing as the surviving corporation and a
wholly-owned  subsidiary  of  the  Company.    ClariNet  publishes  a  global
electronic newspaper on the Internet called ClariNews, which is distributed through internet service providers and to corporations, educational institutions and individual subscribers. Approximately 1,475,000 shares of Individual Common Stock were issued in exchange for all of the outstanding
Common  Stock  of  ClariNet    (including  approximately  138,512  shares  of
Individual Common Stock reserved for issuance upon exercise of outstanding ClariNet stock options assumed by Individual in the Merger). The transaction was accounted for as pooling of interests and therefore, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. Separate results of operations for the periods prior to the merger with ClariNet are as follows:



                       Unaudited      Unadited      Unaudited   Unaudited
                      Three Months    Three Months  Six Months   Six Months
                         Ended        Ended           Ended       Ended
                        6/30/97       6/30/96        6/30/97     6/30/96
                      -------------  ---------  -----------  ----------
Net Sales
   Individual. . . .   7,874,827        5,647,727   15,669,714   10,677,018
   ClariNet. . . . .     931,748          990,607    1,906,007    1,873,006
                      ----------        ---------   -----------  ----------
Combined . . . . . .   8,806,575        6,638,334   17,575,721   12,550,024

Net Income
   Individual. . . .  (5,896,129)      (38,338,143) 10,554,743) (40,848,364)
   ClariNet. . . . .    (254,801) 	       	178,914    (420,203)     308,979
                      -----------     -------------  -----------  ----------
Combined . . . . . .  (6,150,930)      (38,159,229)(10,974,946) (40,539,385)

Other changes in
shareholders' equity
   Individual. . . .     639,939        38,819,702     990,882   10,902,367
   ClariNet. . . . .       -                -              -          7,425
                      ----------        ------------  -----------  ----------
Combined . . . . . .     639,939        38,819,702     990,882   10,909,792



In connection with the Merger, $873,000 of merger costs and expenses were incurred and have been charged to expense in the second quarter of 1997 and are included in acquisitions and other charges. The Merger costs and expenses related primarily to legal, accounting, and investment adviser's fees.

     In June 1997, the Company acquired certain assets and liabilities of the CompanyLink service from Knowledge Factory Partners, L.L.C., a subsidiary of Delphi Internet Services Corporation. The CompanyLink service detects corporate-specific references and detailed market statistics on more than 65,000 companies and dynamically links those references to related news and information on the Web. The purchase price for the acquisition included $280,000 in cash, a Common Stock Purchase Warrant exercisable for the purchase of 50,000 shares of Individual Common Stock at an exercise price of $5.25 per share and certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition. The Company also recognized $50,000 of legal and accounting expenses in connection with the acquisition. The acquisition has been recorded using the purchase method of accounting.
The total estimated purchase price of $447,000 has been recorded as an intangible asset and is being amortized over 18 months. Amortization expense for June is included in acquisitions and other charges.

     Amortization of goodwill of approximately $174,000 was charged primarily in connection with the Company's acquisition in October 1996 of certain assets and liabilities of the Hoover Business Intelligence Services unit ("Hoover") from Information Access Company, a unit of the Thomson Corporation (Toronto). The amortization expense is included in acquisitions and other charges.

     The Company ceased operations of its FreeLoader service as of May 31, 1997, and all costs related to the shutdown are included in acquisitions and other charges as well as operating expenses of FreeLoader of approximately $1.4 million, which are predominantly product development expenses.



6.    Commitments  and  Contingencies

Under the merger agreement with FreeLoader, the Company is required to pay a balloon payment of $2,000,000 to the two founders of FreeLoader, payable upon the successful completion of three years of employment with the Company. The Company has accrued this charge in acquisitions and other charges. The
Company has also guaranteed the value of certain shares issued to the two founders in the transaction, which will be measured during the period August 31, 1997 through February 28, 1998. If the fair value of the stock is less than the guaranteed value, then the Company will pay out the difference in cash. At June 30, 1997, the fair value of the stock is approximately
$3,791,000 below the guaranteed value. The Company has letters of credit outstanding of approximately $4,100,000 in connection with the repayment of this amount by the Company.

7.    Recently  Issued  Accounting  Standards
     The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

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

The Company's revenue is derived from three classes of services: enterprise services, single-user services and ClariNews, a news service of ClariNet, acquired in June 1997 and described below. Revenue for the Company's principal enterprise service, First! (introduced in the first quarter of 1990) consists of subscription fees from organizations. In October 1996, the Company acquired the Hoover business intelligence unit ("Hoover"), from the Information Access Company ("IAC"), a unit of the Thomson Corporation. Revenue from the enterprise Hoover service consists of both subscription fees for content, and software license and maintenance fees. The Company's principal single-user service is the World Wide Web-based service NewsPage, introduced in the second quarter of 1995. NewsPage base service is generally available for no charge to users. Revenue consists of advertising fees from companies placing advertisements through this service and from subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. Another single-user service of the Company is HeadsUp, which was introduced in the second quarter of 1993. HeadsUp consists of subscription fees and fees for the fulfillment of certain user requests for additional information. HeadsUp is a fax and email-based service and is not being promoted actively in 1997, primarily due to the Company's belief that users are moving to Web-based information services, such as NewsPage.

On June 28, 1996, the Company acquired FreeLoader, a developer of agent-based software for the off-line delivery of World Wide Web multi-media content. The Company ceased operations of FreeLoader as of May 31, 1997, and all costs related to the shutdown are included in acquisitions and other charges as well as operating expenses of FreeLoader of approximately $1.4 million, which are predominantly product development expenses. No material impact on operations was incurred in the shutdown, as the majority of the purchase price was allocated to purchased incomplete technology and accordingly, was expensed at the time of the purchase.

In June 1997, the Company acquired CompanyLink, a service of Delphi Internet Services. CompanyLink's advanced technology detects corporate-specific references and detailed market statistics on more than 65,000 companies and dynamically links those references to related news and information on the Web. The service also features a personalized news product that enables automatic access to updated information for competitive research, industry reports, potential business/customer investigation, and more. Company Link did not materially contribute to revenues for the quarter ended June 30, 1997. The purchase price for the acquisition included $280,000 in cash, a Common Stock Purchase Warrant exercisable for the purchase of 50,000 shares of Individual Common Stock at an exercise price of $5.25 per share and certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition. The Company also incurred $50,000 of legal and accounting expenses in connection with the acquisition. The acquisition has been recorded using the purchase method of accounting. The total purchase price of $447,000 has been recorded as an intangible asset and is being amortized over 18 months. Amortization expense for June is included in acquisitions and other charges.

In June 1997, the Company completed the acquisition of ClariNet Communications Corp. ("ClariNet") through a subsidiary merger (the "merger") whereby approximately 1,475,000 shares of Individual Common Stock were issued in exchange for all of the outstanding Common Stock of ClariNet (including approximately 138,512 shares of Individual Common Stock reserved for issuance upon exercise of outstanding ClariNet stock options assumed by Individual in the Merger). The transaction was accounted for as pooling of interests and therefore, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. ClariNet Communications is the publisher of ClariNews, the premier globally
branded  electronic  newspaper.    ClariNet  revenue  consists  primarily  of
subscription fees generated by the licensing of its content through more than 350 Internet Service Providers, corporations, and educational institutions worldwide. Although advertising currently accounts for less than five percent of ClariNet revenue, ClariNet intends to explore ways of incorporating advertising into its services.

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

The majority of the Company's operating expenses consists of salaries and related costs. The Company had 241 full-time employees on June 30,1997, up from 214 on December 31, 1996, and up from 157 and 96 on December 31, 1995 and 1994, respectively. The number on June 30, 1997 includes 40 employees working at ClariNet. The Company incurs significant expenses to acquire new customers, reported as new subscriber acquisition expenses. The Company may also incur expenses in the process of soliciting a subscription renewal, which are included in sales and marketing expenses. The cost of soliciting subscription renewals is substantially less than the cost of acquiring new subscriptions.


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

The market for current awareness products is experiencing rapid changes as organizations introduce company-wide information and knowledge solutions built on enterprise computing platforms such as internal intranets and groupware products, such as Lotus Notes. As a result of these changes, Individual has migrated its First! product from fax and e-mail distribution, sold primarily to small groups of users at an average annual contract value of less than $10,000, to distribution via intranet and Lotus Notes systems capable of servicing large organizations. This evolving market focus has required the Company not only to invest in the product development and engineering required to introduce new and enhanced enterprise-based products such as First! Intranet and First! Notes, but also to adapt its selling efforts in order to address the requirements of large organizations that desire to implement current business awareness solutions on an enterprise-wide basis over their existing information infrastructures. Such solutions typically involve large contracts with annual contract values in excess of $50,000 and generally require a longer sales cycle than departmental or business-group sales. As a result, the Company has been investing in additional sales and sales management personnel with experience in selling large contracts, as well as in additional customer service personnel capable of addressing increasingly complex customer needs. Approximately 75% of the Company's enterprise customer base presently distributes the Company's products from intranets and Lotus Notes, almost double from a year ago. Notwithstanding such growth, however, the ability of the Company to achieve future growth is heavily dependent on the Company's ability to successfully sell large contracts to enterprise customers and to support implementations with those customers. There can be no assurance that the Company will be successful in recruiting and training additional sales and customer service personnel with the skills required to sell and support large contracts which may affect its rate of growth. In addition, the Company is experiencing longer sales cycles and if this trend continues its rate of growth and future operating results may be adversely affected.

Management may in future periods consider acquisitions that it believes may enable Individual to acquire complementary skills and capabilities, offer new products and services, expand its customer base, or obtain other competitive advantages. Such acquisitions involve potential risks, including difficulties in assimilating the acquired Company's operations, technology, products and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired Company's key employees.

The Company depends, in significant part, upon the continued services of its key technical, editorial, sales and product development, most of whom are not bound by employment agreements, and only certain of whom are bound by noncompetition agreements. The Company's plan requires the hiring of additional engineering and sales personnel in order to add additional products and features and grow its customer base. In the Boston, MA and Silicon Valley, CA markets, these skills are in high demand and there is no assurance that the Company will be successful in hiring these personnel.

In view of the Company's revenue growth in recent years and its limited operating history, period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as any indication of future performance. The Company's quarterly results of operations have fluctuated significantly in the past and will likely fluctuate in the future due to, among other factors, demand for its services and changes in service mix, the size and timing of new and renewal subscriptions from corporate customers, advertising revenue levels, the effect of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis and the level of product and price competition. A substantial portion of the Company's cost of revenue, which consists principally of fees payable to information providers, telecommunication costs and personnel expenses, is relatively fixed in nature. The Company's operating expense levels are based, in significant part, on the Company's expectations of future revenue. If quarterly revenues are below management's expectations, both gross margins and results of operations would be adversely affected because a relatively small amount of the Company's costs and expenses varies with its revenue in the short-term.





Results  of  Operations
-----------------------

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue (All data has been restated to reflect the acquisition of ClariNet, which was acquired in June 1997 and accounted for as a pooling of interests):

                                    Three  months ended June 30,  Six months ended June 30,

                                          	     1997       1996     1997      1996
Revenue. . . . . . . . . . . . . . .             100%      100%       100%    100%
Cost of Revenue. . . . . . . . . . . . . .        48%       45%        50%     44%
                                              -------    --------    ------   -------
Gross Margin . . . . . . . . . . . . . . .        52%       55%        50%     56%

Operating expenses:
Sales and marketing. . . . . . . . . . . .        22%       23%        23%     22%
New subscriber acquisition . . . . . . . .        39%       29%        35%     33%
Product development. . . . . . . . . . . .        20%       17%        19%     16%
General and administrative . . . . . . . .        10%       18%        12%     16%
Mergers, acquisitions and related charges.        35%      546%        27%    289%
                                               -------   -------   -------   --------
  Total operating expense. . . . . . . . .       126%      633%       116%    376%

Loss from operations . . . . . . . . . . .      (74)%    (578)%      (66%)  (320)%
Interest and other income (expense), net .         4%        3%         4%    (3)%
                  	                           --------   -------   --------   ------
Net loss . . . . . . . . . . . . . . . . .      (70)%    (575)%      (62%)  (323)%
                                            =========  ========  =========  ======



Three  months  and  six  months  ended  June  30,  1997  and  1996
------------------------------------------------------------------

Revenue.
Revenues  increased  33%  from  $6,638,000 for the three months ended June 30,
1996 to $8,807,000 for the three months ended June 30, 1997. Revenues increased 40% from $12,550,000 to $17,576,000 in the six months ended June 30, 1996 and 1997, respectively. Additionally, the number of registered and authorized users of the Company's information services, including ClariNet, increased to more than 2,130,000 at June 30, 1997, an increase of 22% over the number of users at June 30, 1996 (Including in each case the 1.5 million subscribers acquired with the acquisition of ClariNet).

In the second quarter of fiscal 1997, revenue from the Company's enterprise (First! and Hoover) products was $5,341,000, up from $3,712,000 for the second quarter of fiscal 1996. This increase of 44% in revenue resulted primarily from Hoover, acquired in October 1996 and new sales of First! Intranet, which are offsetting declining revenues from First! distributed by fax and e-mail. For the six months ended June 30, 1997, revenue from First! and Hoover grew to $10,715,000, an increase of 49% over the $7,177,000 of revenue for the same period in 1996. During the first half of 1997, the Company has revamped its sales approach to target larger, strategic account relationships for First! Intranet and First! Notes. This decision has resulted in a 24 percent increase in the average size of a First! account during the first six months of 1997 to almost $25,000, as compared to a contract base a year ago which was weighted more heavily by multiple fax and e-mail contracts with an average contract value of $6,000 to $8,000. However, due to the longer selling cycle for larger accounts, the new sales strategy has reduced some short term enterprise revenue while creating a sales pipeline to generate long term growth.

In the second quarter of fiscal 1997, revenue from single user services (NewsPage and Heads Up) grew by 31% to $2,534,000, up from $1,935,000 for the second quarter of fiscal 1996. The growth was attributable primarily to the Company's NewsPage service on the World Wide Web. The increase in revenue from NewsPage was partially offset by the declining revenues of the non-Web single user service HeadsUp, which has not been actively promoted as the Company believes that many of these users are migrating to Web-based services, including the Company's NewsPage service. The Company expects this trend to continue in the future. For the six months ended June 30, 1997, single user revenue grew to $4,954,000, an increase of 42% over the $3,500,000 of revenue for the same period in 1996.

In the second quarter of fiscal 1997, revenue from ClariNet totaled $932,000, representing a 4% drop from the $972,000 of revenue in the second quarter of fiscal 1996. For the six months ended June 30, 1997 ClariNet revenue totaled $1,906,000, an increase of 2% from the $1,873,000 of revenue for the six months ended June 30, 1996. Much of the reduction in revenue for the second quarter of 1997 is attributable to a number of ISP's (Internet Service
Providers) switching their subscriptions to a lower level of service to minimize their costs while still providing their subscribers with the opportunity to upgrade to a ClariNet premium service. In future quarters, the Company expects to incorporate ClariNet's revenue into the enterprise and single user products.

Cost  of  revenue.
Cost of revenue was $4,239,000 for the three months ended June 30, 1997, as compared to $2,961,000 for the same period in 1996, or an increase of 43%. Cost of revenue was $8,833,000 for the six months ended June 30, 1997, as compared to $5,548,000 for the same period in 1996, or an increase of 59%. Gross margin decreased from 55% to 52% for the three months ended June 30, 1997, and decreased from 56% to 50% for the six months ended June 30, 1997. The decline in gross margin is the result of higher information provider costs, including minimum royalties paid to certain information providers and the higher royalty percentage paid on Hoover revenue as compared to revenue from First!. Additional costs were also incurred by increasing the capacity for NewsPage email deliveries and supporting larger scale enterprise accounts. The Company expects many of these costs to remain fairly constant throughout the rest of fiscal 1997 and the first half of fiscal 1998, which should improve the gross margin percent if revenues continue to grow.

Sales  and  marketing.
Sales and marketing expenses increased 28% to $1,916,000 for the three months ended June 30, 1997, up from $1,502,000 for the same period of 1996. Sales and marketing expenses increased by 52% to 4,128,000 for the six months ended June 30, 1997, up from $2,710,000 for the same period of 1996. This increase is primarily due to additional personnel for product management and advertising sales related to NewsPage, additional sales personnel for ClariNet, subscription and advertising royalties paid to NewsPage distribution partners such as Netcom, and increased expenses related to renewing First! contracts.

New  subscriber  acquisition.
New subscriber acquisition expenses increased 75% to $3,415,000 for the three months ended June 30, 1997 from $1,949,000 for the same period in 1996. New subscriber acquisition expenses increased 48% from $4,180,000 to $6,198,000 for the six months ended June 30, 1996 and June 30, 1997 respectively. The increase is primarily due to costs incurred to acquire NewsPage users, including Web site advertising, radio advertising, and direct mailings. The Company does not expect the current level of spending for this type of advertising to continue in the near future as it intends to focus on more efficient subscriber acquisition programs, including leveraging strategic distribution partnerships to grow the NewsPage subscriber base.

Product  development.
Product development increased 60% to $1,804,000 for the three months ended June 30, 1997, up from $1,129,000 for the same period in 1996. Product development expenses increased 59% to $3,243,000 for the six months ended June 30, 1997, up from $2,046,000 for the same period in 1996. This increase is primarily the result of additional personnel related to the continued enhancements of both First! and NewsPage products.

General  and  administrative.
General and administrative expenses decreased 30% to $840,000 for the three months ended June 30, 1997, down from $1,204,000 for the same period of 1996. General and administrative expenses increased 1% to $2,043,000 for the six months ended June 30, 1997, up from $2,030,000 for the same period of 1996. The decrease in the second quarter of 1997 is due in part to a reduction in severance payments and recruiting expenses for additional management and administrative personnel incurred in the second quarter of 1996. Additionally, one time charges were incurred in the second quarter of 1996 in preparation for the shutdown of the BookWire business which occurred in September 1996.

Acquisitions  and  other  charges.
Acquisitions and other charges were $3,068,000 for the three months ended June 30, 1997, and were $4,701,000 for the six months ended June 30, 1997. These charges primarily include operating costs, primarily development expenses, related to Freeloader, a wholly-owned subsidiary acquired in June 1996, and charges related to the shutdown of FreeLoader in May 1997. Other items included in these charges were amortization on goodwill acquired in the Hoover acquisition in October 1996, and transaction costs related to the CompanyLink and ClariNet acquisitions in June 1997. Acquisition and other charges for the six months ended June 30, 1996 were $36 million, primarily related to the acquisition of FreeLoader which was expensed as in process development at the time of the acquisition.

Interest  income  and  other,  net.
Interest income and other, net increased 110% to $486,000 for the three months ended June 30, 1997, up from $231,000 for the same period of 1996. Interest income and other, net increased 81% to $854,160 for the six months ended June 30, 1997, up from $473,000 for the same period of 1996. These increases were due to the recognition in 1996 of the Company's share of operating losses of its joint venture in Japan with Toshiba Corp. and Mitsui & Co. Ltd. The Company's investment in the joint venture was reduced to zero during the third quarter of 1996. Interest income increased primarily from interest earned on the investment of net proceeds of the Company's IPO in March 1996.

Interest  expense.
Interest expense increased 151% to $161,000 for the three months ended June 30, 1997, up from $64,000 for the same period of 1996. Interest expense decreased 68% to $258,000 for the six months ended June 30, 1997, down from $828,000 for the same period of 1996. The increase for the three months ended June 30, 1997 is due to interest costs incurred on guaranteed payments with two FreeLoader employees related to the acquisition of FreeLoader in June 1996. The decrease over the six month period is due to interest costs incurred in 1996 on senior subordinated notes that were paid in full in March
1996  from    a  portion  of  the  proceeds  of  the  Company's  IPO.

Liquidity  and  Capital  Resources
----------------------------------

The Company's cash, cash equivalents and marketable securities balance at June 30, 1997 was $25,140,000, as compared to $30,566,000 at December 31, 1996.
Net cash used in operations was $5,920,000 for the six months ended June 30, 1997, as compared with $245,000 for the same period in 1996. The decrease in cash is due to increased operating losses incurred in the first half of 1997, and a decrease in deferred revenue of $3,308,000 in the first half of 1997. Net cash used in investing activities was $2,222,000 in the six months ended June 30, 1997 as compared with $7,803,000 for the same period of 1996. In the first quarter of 1997, $700,000 was used to purchase marketable securities, primarily from U.S. government agencies, down from $5,992,000 used during the same period a year ago. Net cash provided by financing activities was $2,044,000 for the six months ended June 30, 1997, as compared to $24,198,000 in the same period of 1996. This decrease resulted primarily from the completion of the Company's IPO in March of 1996.

The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At June 30, 1997 the Company had approximately $1,971,000 outstanding in connection with these obligations and had an additional $1,010,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000 subject to certain covenants. At June 30, 1997, no amounts were outstanding under this line.

Management believes that cash and marketable securities will be sufficient to fund its operations for the next twelve months and to provide for the payments of up to $6 million to the two FreeLoader founders, under the terms of the agreements with the founders. This may depend on numerous factors, including the rate of expansion for current products and services, the development of new products and services, and potential acquisitions or strategic investments.

Recently  Issued  Accounting  Standards
---------------------------------------

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

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1997.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

PART  II  -  OTHER  INFORMATION

Item  2.                    Changes  in  Securities
--------                    -----------------------

     On June 6, 1997, the Company acquired certain of the assets and liabilities of the CompanyLink service from Knowledge Factory Partners, L.L.C., a subsidiary of Delphi Internet Services Corporation. The purchase price for the acquisition of the CompanyLink assets included $280,000 in cash, certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition, and the issuance by the Company to Knowledge Factory Partners, L.L.C. on June 6, 1997 of an unregistered Common Stock Purchase Warrant (the "Warrant") exercisable for the purchase of 50,000 shares of Common Stock of the Company at an exercise price of $5.25 per share (the last sale price of the Company's Common Stock on the Nasdaq National Market on the last trading day immediately preceding the closing date of the CompanyLink acquisition). The Warrant was issued to Knowledge Factory Partners, L.L.C. in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, because such issuance did not involve a public offering.

     On June 18, 1997, the Company completed the acquisition (the "Merger") of ClariNet Communications Corp. ("ClariNet") through a subsidiary merger whereby a wholly-owned subisidiary of the Company was merged with and into ClariNet, with ClariNet continuing as the surviving corporation and a wholly-owned subsidiary of the Company. As consideration for the acquisition, the Company issued approximately 1,475,000 shares of Common Stock to the ClariNet shareholders on June 18, 1997 in exchange for all of the outstanding shares of ClariNet Common Stock (including approximately 138,512 shares of Company Common Stock reserved for issuance upon exercise of outstanding ClariNet stock options assumed by the Company in the Merger). The shares of Company Common Stock were issued to the shareholders of ClariNet in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such issuance did not involve a public offering.

     In connection with the Merger, the Company also entered into a fee payment agreement (the "Fee Payment Agreement") dated as of June 13, 1997 with Broadview Associates ("Broadview") and ClariNet, pursuant to which the Company agreed to assume ClariNet's obligation to pay Broadview $500,000 (the "Broadview Fee") as full payment for all services provided by Broadview in connection with the Merger. The Broadview Fee is payable in cash or Individual Common Stock in Individual's discretion, subject to the terms and conditions of the Fee Payment Agreement. Pursuant to the terms of the Fee Payment Agreement, the Company issued to Broadview 100,000 shares of Company Common Stock upon the consummation of the Merger on June 18, 1997 as a downpayment on the Broadview Fee. The number of such shares of Company Common Stock, if any, to be retained by Broadview as payment for the Broadview Fee is subject to adjustment in accordance with the terms of the Fee Payment Agreement. The shares of Company Common Stock were issued to Broadview Associates in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, because such issuance did not involve a public offering.

------

Item  4.                   Submission of Matters to a Vote of Security Holders
-------                    ---------------------------------------------------

     (a) The Annual Meeting of Stockholders of the Company was held on May 22, 1997 pursuant to the Notice of Annual Meeting of Stockholders dated April 17, 1997.

     (b) Jeffery S. Galt and Marino R. Polestra were elected as Class I Directors of the Company for a three-year term. The terms of office of the following directors continued after the meeting: Michael E. Kolowich, Joseph
A.  Amram,  James  D.  Daniell, William A. Devereaux, Elon Kohlberg and Daniel
Rosen.

     (c) (i) The first matter voted upon was the proposal to elect Jeffery S. Galt and Marino R. Polestra to serve as Class I Directors of the Company, each to serve a three (3) year term and until his successor is duly elected and qualified or until his earlier resignation or removal:


            Nominee     		      Votes For     Votes Withheld     Abstained
            -------     	      	---------     --------------     ---------

           Jeffery S. Galt     	12,796,435     27,501              	0
           Marino R. Polestra   12,772,743     51,193     	         0

          (ii) The second matter voted upon was the proposal to ratify an amendment of the Company's Amended and Restated 1989 Stock Option Plan, increasing the number of shares of Common Stock of the Company authorized for issuance thereunder from 3,500,000 to 5,000,000. This matter was approved by a vote of 8,293,995 FOR, 1,813,630 AGAINST, 360,176 ABSTAINING and 2,356,135
BROKER  NON-VOTES.

          (iii) The third and final matter voted upon was the proposal to ratify the selection of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending December 31, 1997. This matter was approved by a vote of 12,387,271 FOR, 16,003 AGAINST, 420,662 ABSTAINING, and 0 BROKER NON-VOTES.

Item  6.                    Exhibits  and  Reports  on  Form  8-K
--------                    -------------------------------------

(a)          Exhibits

11     Computation of Weighted Average Shares Used in Computing Loss Per Share
Amounts

Financial  Data  Schedule

(b)          Reports  on  Form  8-K

     On July 3, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, disclosing under Item 2 the acquisition of ClariNet Communications Corp. by means of a subsidiary merger. No financial statements were required to be filed as part of this Report.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Individual,  Inc.

Date:          August  8,  1997


                         By:          /s/Michael  E.  Kolowich
                                      ------------------------
                              	       Michael  E.  Kolowich
                              Chariman  of  the  Board,  President  and
     			    Chief  Executive  Officer  and  Director
                              (Principal  Executive  Officer)

                         By:          /s/Robert  L.  Lentz
                                      --------------------
                              	       Robert  L.  Lentz
                              Senior  Vice  President,  Finance  and
                              Administration,  Chief  Financial  Officer,
                              Treasurer  and  Secretary
                              (Principal  Financial and Accounting Officer)

EXHIBIT  INDEX                                        INDIVIDUAL,  INC.




Exhibit Number  Description                                 Page
--------------  ------------------------------------------  ----
            11    Computation of Weighted Average Shares
                    Used in Computing Loss Per Share Amounts  20
                  Financial Data Schedule. . . . . . . . .    21