Form 10-Q
period 1997-09-30
INDIVIDUAL INC
filed 1997-11-13
CIK 1002536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly period ended          September  30,  1997
 --------

                                      or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______________________  to
______________________________

Commission  File  Number:                                              0-27734
                           ---------------------------------------------------

Individual Inc________________________________________________________________

(Exact  name  of  registrant  as  specified  in  its  charter)

Delaware-------------------------------------------------------
04-303-6959
-----------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

8  New  England  Executive  Park  West,  Burlington,   01803
-----
(Address  of  principal  executive  offices)                   (Zip Code)

(781)  273-6000
---------------
(Registrant's  telephone  number,  including  area  code)

_
____
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__Yes                    ___No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997, 16,333,424 shares of Common Stock, $.01 par value per share, were outstanding.

                                    ------
                               Individual, Inc.

                                   Form 10-Q
                   For the Quarter Ended September 30, 1997
                                     Index



                                                                                          Page #
                                                                     -------------------------------------------------
Facing Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . 						1
Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 						2

PART I - UNAUDITED FINANCIAL INFORMATION
-------------------------------------------------------------------

Item 1.  Consolidated Financial Statements
         	Consolidated Balance Sheets September 30, 1997 (unaudited)
               and December 31, 1996  	                                	3
         	Consolidated Statements of Operations  (unaudited) . . . . 			4
         	Consolidated Statements of Cash Flows (unaudited). . . . 					5
         	Notes to Unaudited Consolidated Financial Statements . . 					6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . .       							9

PART II - OTHER INFORMATION
-------------------------------------------------------------------

Item 2. 	Change in Securities                           						       	16

Item 6. 	Exhibits and Reports on Form 8-K                     								17

Signatures                                         											       	18

Exhibit Index                                      											       	19
Exhibit 11  Computation of Loss Per Share                       						20

Financial Data Schedule                                    											21

                               INDIVIDUAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1997             1996
                                                              ---------------  --------------
ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .  $    9,920,140   $  22,117,834
   INVESTMENTS IN MARKETABLE SECURITIES. . . . . . . . . . .       8,678,763       8,448,306
   ACCOUNTS RECEIVABLE, NET. . . . . . . . . . . . . . . . .       6,063,360      11,950,638
   DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .               -          35,000
   PREPAID EXPENSES. . . . . . . . . . . . . . . . . . . . .       1,925,412         562,063
                                                              ---------------  --------------
     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      26,587,675      43,113,841

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . .       4,027,349       4,333,580
OTHER ASSETS, NET. . . . . . . . . . . . . . . . . . . . . .       2,182,425         952,388
                                                              ---------------  --------------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $   32,797,449   $  48,399,809
                                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . .  $    2,668,248   $   4,894,036
   ACCRUED ROYALTIES . . . . . . . . . . . . . . . . . . . .       1,815,918       1,610,829
   ACCRUED EXPENSES. . . . . . . . . . . . . . . . . . . . .       7,112,415       3,955,481
   DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . .      10,509,802      14,694,856
   EQUIPMENT FINANCING LOANS AND NOTES PAYABLE . . . . . . .       1,225,708       1,074,055
                                                              ---------------  --------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .      23,332,091      26,229,257

OTHER LONG TERM LIABILITIES. . . . . . . . . . . . . . . . .       1,234,601       1,540,375
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE; 25,000,000 SHARES
      AUTHORIZED,  16,333,424 AND 15,722,498 SHARES
      ISSUED AND OUTSTANDING IN 1997 AND 1996, RESPECTIVELY.         163,334         157,225
   ADDITIONAL PAID IN CAPITAL. . . . . . . . . . . . . . . .      91,515,235      89,902,258
   CUMULATIVE TRANSLATION ADJUSTMENT . . . . . . . . . . . .          11,585          70,149
   UNREALIZED GAINS ON MARKETABLE SECURITIES . . . . . . . .         221,455         125,475
   ACCUMULATED DEFICIT . . . . . . . . . . . . . . . . . . .     (83,680,852)    (69,594,253)

   LESS 32,865 SHARES HELD IN TREASURY
      (AT COST) AT DECEMBER 31, 1996 . . . . . . . . . . . .               -         (30,677)
                                                              ---------------  --------------
       TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .       8,230,757      20,630,177
                                                              ---------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $   32,797,449   $  48,399,809
                                                              ===============  ==============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THE  FINANCIAL  STATEMENTS.

                                        INDIVIDUAL, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                 			FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                           		   SEPTEMBER 30,                    SEPTEMBER 30,

                                       1997           1996            1997            1996
                                   -------------  -------------  --------------  --------------
REVENUE . . . . . . . . . . . . .  $  8,853,897   $  7,221,310   $  26,429,619   $  19,771,334
COST OF REVENUE . . . . . . . . .     4,266,171      3,158,912      13,099,003       8,706,997
                                   -------------  -------------  --------------  --------------
GROSS MARGIN. . . . . . . . . . .     4,587,726      4,062,398      13,330,616      11,064,337
OPERATING EXPENSES:
   SALES AND MARKETING. . . . . .     1,600,732      1,620,001       5,729,019       4,329,508
   NEW SUBSCRIBER ACQUISITION . .     2,689,703      2,173,862       8,887,627       6,353,491
   PRODUCT DEVELOPMENT. . . . . .     2,205,924      1,476,922       5,449,379       3,523,364
   GENERAL AND ADMINISTRATIVE . .       743,408      1,435,163       2,786,773       3,464,945
   ACQUISITIONS AND OTHER CHARGES       314,741      1,261,369       5,015,463      37,481,786
                                   -------------  -------------  --------------  --------------
      TOTAL OPERATING EXPENSES. .     7,554,508      7,967,317      27,868,261      55,153,094
                                   -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS. . . . . . .    (2,966,782)    (3,904,919)    (14,537,645)    (44,088,757)
INTEREST INCOME AND OTHER, NET. .       332,611       (200,579)      1,186,770         272,260
INTEREST EXPENSE. . . . . . . . .      (174,157)       (68,462)       (432,399)       (896,848)

NET LOSS. . . . . . . . . . . . .   ($2,808,328)   ($4,173,960)   ($13,783,274)   ($44,713,345)
                                   =============  =============  ==============  ==============
NET LOSS PER COMMON SHARE . . . .        ($0.17)        ($0.27)         ($0.86)         ($3.34)
                                   =============  =============  ==============  ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING . . . . . .    16,197,277     15,395,949      16,010,858      13,374,646
                                   =============  =============  ==============  ==============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THE  FINANCIAL  STATEMENTS.

                               INDIVIDUAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            				  SEPTEMBER 30,
                                                                       1997            1996
                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($13,783,274)   ($44,713,345)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION. . . . . . . . . . . . . . . . . .      1,956,204         951,962
LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT . . . . . . . . . . .        437,824          45,926
PROVISION FOR DOUBTFUL ACCOUNTS. . . . . . . . . . . . . . . . .              -          73,649
COMPENSATION RECOGNIZED UNDER EMPLOYEE STOCK PLANS . . . . . . .              -          27,981
PURCHASED INCOMPLETE TECHNOLOGY. . . . . . . . . . . . . . . . .              -      35,563,750
DECREASE IN RETAINED EARNINGS FROM CHANGING FISCAL YEAR
     OF COMBINING ENTERPRISE . . . . . . . . . . . . . . . . . .       (225,361)
LOSS ON JOINT VENTURE. . . . . . . . . . . . . . . . . . . . . .              -       1,945,966
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     DECREASE IN ACCOUNTS RECEIVABLE . . . . . . . . . . . . . .      5,887,278       1,157,188
     INCREASE IN PREPAID EXPENSES. . . . . . . . . . . . . . . .     (1,328,427)       (339,317)
     INCREASE IN OTHER ASSETS. . . . . . . . . . . . . . . . . .     (1,223,613)        (82,464)
     INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . .      1,136,309         332,947
     (DECREASE)/INCREASE IN OTHER LONG TERM LIABILITIES. . . . .       (500,004)        324,226
     DECREASE IN DEFERRED REVENUE. . . . . . . . . . . . . . . .     (4,185,054)       (713,296)
                                                                  --------------  --------------

NET CASH USED IN OPERATING ACTIVITIES: . . . . . . . . . . . . .    (11,828,118)     (5,424,827)
                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
ADDITIONS TO PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . .     (1,793,694)     (1,739,377)
INVESTMENT IN JOINT VENTURE. . . . . . . . . . . . . . . . . . .              -      (1,883,417)
CASH (PAID FOR)/ACQUIRED FROM ACQUISTION . . . . . . . . . . . .       (280,000)      1,010,354
INVESTMENTS IN MARKETABLE SECURITIES . . . . . . . . . . . . . .       (155,000)     (6,992,450)
                                                                  --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES: . . . . . . . . . . . . .     (2,228,694)     (9,604,890)
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PRINCIPAL  REPAYMENTS ON LOANS . . . . . . . . . . . . . . . . .        (67,047)        (91,649)
INCREASE (DECREASE)  IN EQUIPMENT LOAN, NET. . . . . . . . . . .        412,929         (20,220)
PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET OF RELATED EXPENSES.      1,652,800      34,899,385
PAYMENT ON SENIOR SUBORDINATED NOTES . . . . . . . . . . . . . .              -     (10,000,000)
PAYMENT TO DISSENTER SHAREHOLDER . . . . . . . . . . . . . . . .        (81,000)              -
                                                                  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . .      1,917,682      24,787,516
                                                                  --------------  --------------

EFFECT OF EXCHANGE RATE ON CASH. . . . . . . . . . . . . . . . .        (58,564)         14,441
                                                                  --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .    (12,197,694)      9,772,240
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD . . . . . .     22,117,834      17,920,924
                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD . . . . . . . . .  $   9,920,140   $  27,693,164
                                                                  ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID . . . . . . . . . . . . . . . . . . . . . . . .  $     159,206   $     782,601
                                                                  ==============  ==============
NON CASH TRANSACTIONS:
    ISSUANCE OF COMMON STOCK IN CONNECTION WITH ACQUISITION. . .  $     500,000               -
                                                                  ==============  ==============
    ISSUANCE OF COMMON STOCK IN EXCHANGE FOR CONSULTING SERVICES  $     400,000
                                                                  ==============
   EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATION . . . . . .              -   $      22,859
                                                                  ==============  ==============
   NET LIABILITIES ASSUMED IN EXCHANGE FOR STOCK . . . . . . . .              -   $   1,643,019
                                                                  ==============  ==============
   CONVERSION OF REDEEMABLE PREFERRED STOCK INTO COMMON STOCK. .              -   $   2,999,013
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

3.    Reclassification  of  Amounts
     Certain amounts in the financial statements for the three months and the nine months ended September 30, 1996 have been reclassified to conform to the presentation for the three months and the nine months ended September 30, 1997.

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

     In June 1997, the Company acquired certain assets and liabilities of the CompanyLink service from Knowledge Factory Partners, L.L.C., a subsidiary of Delphi Internet Services Corporation. The CompanyLink service detects corporate-specific references and detailed market statistics on more than 65,000 companies and dynamically links those references to related news and information on the Web. The purchase price for the acquisition included $280,000 in cash, a Common Stock Purchase Warrant exercisable for the purchase of 50,000 shares of Individual Common Stock at an exercise price of $5.25 per share and certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition. The Company also recognized $50,000 of legal and accounting expenses in connection with the acquisition. The acquisition has been recorded using the purchase method of accounting.
The total estimated purchase price of $447,000 has been recorded as an intangible asset and is being amortized over 18 months. Amortization expense is included in acquisitions and other charges.







6.    Commitments  and  Contingencies
     Under the merger agreement with FreeLoader, and in settlement of all claims related to this agreement, the Company is required to pay a one-time payment of $1,345,000 in October 1997 to the two founders of Freeloader. The
Company  has  accrued  this  charge  in  acquisitions  and other charges.  The
Company has also guaranteed the value of certain shares issued to the two founders in the transaction, which will be measured during the period February 1998 through April 1998. If the fair value of the stock is less than the guaranteed value, then the Company will pay out the difference in cash. At September 30, 1997, the fair value of the stock is approximately $3,269,025 below the guaranteed value. The Company has letters of credit outstanding of approximately $4,740,405 in connection with the payment of this amount by the Company.

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

     The complaint alleges, among other things, that the defendants made misstatements, or failed to make statements, to the investing public in the IPO Prospectus, Registration Statement, as well as in the subsequent public disclosures, relating to the alleged existence of disputes between Joseph A. Amram and the Company. The plaintiffs seek damages, including costs and expenses, in an unspecified amount, among other relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against all such claims. The ultimate claims payable under these actions, if any, are neither probable nor estimable.



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

8.          Netscape  Agreement
     In September 1997 the Company was named by Netscape Communications Corp. as the exclusive provider of business information services to the Netscape
Netcenter On-line Business Service. The agreement provides the Company the opportunity to gain traffic for its NewsPage service from the Netscape home page, one of the highest traffic page on the world wide web, and to lower the Company's historical cost of acquiring new subscribers. As part of the agreement the Company paid Netscape an upfront license fee covering the 27 month period of the contract. These fees are included in prepaid expenses and other assets. There are no guarantees or traffic commitments from Netscape and there are no assurances that the fees paid to Netscape will be realized from future revenue generated from Netcenter traffic.

9.              Subsequent  Event
     On November 3, 1997, Desktop Data, Inc. and Individual, Inc. announced a definitive agreement to merge and form a new company, NewsEDGE Corporation. The merger calls for shares of Desktop Data common stock to be exchanged for all outstanding shares, options and warrants of Individual on the basis of one share of Desktop Data common stock for each two shares of Individual common stock. The transaction will be accounted for as a pooling of interests. Completion of the transaction is subject to customary conditions, including approval by the stockholders of both Desktop Data and Individual.

     The board members and key management of each company have agreed to vote their shares in favor of the merger. Furthermore, each company has granted the other an option to purchase newly issued shares equal to approximately 20 percent of the current outstanding stock, exercisable upon certain events.
The merger is expected to close in the first quarter of 1998, and at that time, Desktop Data will be renamed NewsEDGE Corporation.

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

On November 3, 1997 the Company announced that it signed a definitive agreement to merge with Desktop Data Corporation to form a new company, NewsEDGE Corporation. The merger is expected to be accounted for as a pooling of interests and each shareholder of Individual will receive one share of Desktop Data common stock for every two shares of Individual common stock. The merger is subject to shareholder approval and is expected to be consummated in the first quarter of 1998.

The Company's revenue is derived from two classes of services: enterprise services and single-user services. Revenue for the Company's principal enterprise service, First! (introduced in the first quarter of 1990) consists of subscription fees from organizations. In October 1996, the Company acquired the Hoover business intelligence unit ("Hoover"), from the Information Access Company ("IAC"), a unit of the Thomson Corporation.
Revenue from the Hoover service consists of both subscription fees for content, and software license and maintenance fees. The Company's principal single-user service is the World Wide Web-based service NewsPage, introduced in the second quarter of 1995. NewsPage base service is generally available for no charge to users. Revenue consists of advertising fees from companies placing advertisements through this service and from subscription fees for premium levels of service and fees for the fulfillment of certain user requests for additional information. Another single-user service of the Company is HeadsUp, which was introduced in the second quarter of 1993. HeadsUp consists of subscription fees and fees for the fulfillment of certain user requests for additional information. HeadsUp is a fax and email-based service and is not being promoted actively in 1997, primarily due to the Company's belief that users are moving to Web-based information services, such as NewsPage. Revenue from Clari-News, a news service of Clarinet, acquired in June 1997 (described below), is included in both enterprise services and single-user services.

On June 28, 1996, the Company acquired FreeLoader, a developer of agent-based software for the off-line delivery of World Wide Web multi-media content. The Company ceased operations of FreeLoader as of May 31, 1997, and all costs related to the shutdown are included in acquisitions and other charges as well as operating expenses of FreeLoader of approximately $1.4 million, which are predominantly product development expenses. No material impact on the Company's results of operations was incurred in the shutdown, as the majority of the purchase price was previously allocated to purchased incomplete technology and accordingly, was expensed at the time of the purchase.

In June 1997, the Company acquired CompanyLink, a service of Delphi Internet Services. CompanyLink's advanced technology detects corporate-specific references and detailed market statistics on more than 65,000 companies and dynamically links those references to related news and information on the Web. The service also features a personalized news product that enables automatic access to updated information for competitive research, industry reports, potential business/customer investigation, and more. Company Link did not materially contribute to revenues for the quarter ended June 30, 1997. The purchase price for the acquisition included $280,000 in cash, a Common Stock Purchase Warrant exercisable for the purchase of 50,000 shares of Individual Common Stock at an exercise price of $5.25 per share and certain monthly contingent payments payable for a period of twelve months after the closing of the acquisition. The Company also incurred $50,000 of legal and accounting expenses in connection with the acquisition. The acquisition has been recorded using the purchase method of accounting. The total purchase price of $447,000 has been recorded as an intangible asset and is being amortized over 18 months. This amortization expense is included in acquisitions and other charges.


In June 1997, the Company completed the acquisition of ClariNet Communications Corp. ("ClariNet") through a subsidiary merger (the "merger") whereby approximately 1,475,000 shares of Individual Common Stock were issued in exchange for all of the outstanding Common Stock of ClariNet (including approximately 138,512 shares of Individual Common Stock reserved for issuance upon exercise of outstanding ClariNet stock options assumed by Individual in the Merger). The transaction was accounted for as pooling of interests and therefore, all prior period financial statements presented herein have been restated as if the merger took place at the beginning of such periods. ClariNet Communications is the publisher of ClariNews, a premier globally
branded  electronic  newspaper.    ClariNet  revenue  consists  primarily  of
subscription fees generated by the licensing of its content through more than 350 Internet Service Providers ("ISP's"), corporations, and educational institutions worldwide. Although advertising currently accounts for less than five percent of ClariNet revenue, ClariNet intends to explore ways of incorporating advertising into its services. Revenue from subscription fees earned from ISP's and educational institutions are included in single user revenue and subscription fees from corporations are included in enterprise revenue.




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

The majority of the Company's operating expenses consists of salaries and related costs. The Company had 239 full-time employees on September 30, 1997, up from 214 on December 31, 1996, and up from 157 and 96 on December 31, 1995 and 1994, respectively. The Company incurs significant expenses to acquire new customers, reported as new subscriber acquisition expenses. The Company may also incur expenses in the process of soliciting a subscription renewal, which are included in sales and marketing expenses. The cost of soliciting subscription renewals is substantially less than the cost of acquiring new subscriptions.


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

In September 1997 the Company was named by Netscape Communications Corp. as the exclusive provider of business information services to the Netscape
Netcenter On-line Business Service. The agreement provides the Company the opportunity to gain traffic for its NewsPage service from the Netscape home page, one of the highest traffic page on the world wide web, and to lower the Company's historical cost of acquiring new subscribers. As part of the agreement the Company paid Netscape an upfront license fee covering the 27 month period of the contract. These fees are included in prepaid expenses and other assets. There is no guarantees or traffic commitments from Netscape and there are no assurances that the fees paid to Netscape will be realized from future revenue generated from Netcenter traffic.

On November 3, 1997, the Company announced that it has entered into a definitive merger agreement with Desktop Data, Inc., subject to approval of shareholders of both companies. Mergers involve potential risks, including difficulties in assimilating the operations, technology, products and personnel, completing and integrating acquired in-process technology, diverting management's resources, uncertainties associated with operating in new markets and working with new employees and customers, the potential loss of key employees, and the potential for creating confusion and uncertainties with customers and prospects, thereby impacting customers' purchase decisions.

The market for current awareness products is experiencing rapid changes as organizations introduce company-wide information and knowledge solutions built on enterprise computing platforms such as internal intranets and groupware products, such as Lotus Notes. As a result of these changes, Individual has migrated its First! product from fax and e-mail distribution, sold primarily to small groups of users at an average annual contract value of less than $10,000, to distribution via intranet and Lotus Notes systems capable of servicing large organizations. This evolving market focus has required the Company not only to invest in the product development and engineering required to introduce new and enhanced enterprise-based products such as First! Intranet and First! Notes, but also to adapt its selling efforts in order to address the requirements of large organizations that desire to implement current business awareness solutions on an enterprise-wide basis over their existing information infrastructures. Such solutions typically involve large contracts with annual contract values in excess of $50,000 and generally require a longer sales cycle than departmental or business-group sales. As a result, the Company has been investing in additional sales and sales management personnel with experience in selling large contracts, as well as in additional customer service personnel capable of addressing increasingly complex customer needs. Approximately 75% of the Company's enterprise customer base presently distributes the Company's products from intranets and Lotus Notes. Notwithstanding such growth, however, the ability of the Company to achieve future growth is heavily dependent on the Company's ability to successfully sell large contracts to enterprise customers and to support implementations with those customers. There can be no assurance that the Company will be successful in recruiting and training additional sales and customer service personnel with the skills required to sell and support large contracts which may affect its rate of growth. In addition, the Company is experiencing longer sales cycles and if this trend continues its rate of growth and future operating results may be adversely affected.

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

The Company depends, in significant part, upon the continued services of its key technical, editorial, sales and product development personnel, most of whom are not bound by employment agreements, and only certain of whom are bound by noncompetition agreements. The Company's plan requires the hiring and retention of engineering and sales personnel in order to add additional products and features and grow its customer base. In the Boston, MA and Silicon Valley, CA markets, these skills are in high demand and there is no assurance that the Company will be successful in hiring and training these personnel.

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


Results  of  Operations
-----------------------

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue (All data has been restated to reflect the acquisition of ClariNet, which was acquired in June 1997 and accounted for as a pooling of interests):

                                 Three  months  ended  September 30,     Nine months ended  September  30,

                                                  1997       1996        1997      1996
Revenue. . . . . . . . . . . . . . . . . .       100%       100%        100%    100%
Cost of Revenue. . . . . . . . . . . . . .        48%        44%         50%     44%
         				     -------    --------    ------    ----
Gross Margin . . . . . . . . . . . . . . .        52%        56%         50%     56%

Operating expenses:
Sales and marketing. . . . . . . . . . . .        18%        22%         22%     22%
New subscriber acquisition . . . . . . . .        30%        30%         33%     32%
Product development. . . . . . . . . . . .        25%        20%         21%     18%
General and administrative . . . . . . . .        09%        20%         10%     17%
Mergers, acquisitions and related charges.        04%        18%         19%    190%
          				     -------   -------   --------   -------
  Total operating expense. . . . . . . . .        86%       110%        105%    279%

Loss from operations . . . . . . . . . . .      (34)%     ( 54)%       (55%)  (223)%
Interest and other income (expense), net .         2%       (4)%          3%    (3)%
         				     -------   --------    -------  -------
Net loss . . . . . . . . . . . . . . . . .      (32)%      (58)%       (52%)  (226)%
                                              =========  =========  ==========  ======



Three  months  and  nine  months  ended  September  30,  1997  and  1996
------------------------------------------------------------------------

Revenue.
Revenues increased 23% from $7,221,000 for the three months ended September 30, 1996 to $8,854,000 for the three months ended September 30, 1997. Revenues increased 34% from $19,771,000 to $26,430,000 in the nine months ended September 30, 1996 and 1997, respectively. Additionally, the number of registered and authorized users of the Company's information services, including ClariNet, increased to more than 2,170,000 at September 30, 1997, an increase of 18% over the number of users at September 30, 1996.

In the third quarter of fiscal 1997, revenue from the Company's enterprise (First!, Hoover and ClariNews sold to corporations) products was $5,886,000 up from $4,498,000 for the third quarter of fiscal 1996. This increase of 31% in revenue resulted primarily from Hoover, acquired in October 1996, and new sales of First! Intranet, which are offsetting declining revenues from First! distributed by fax and e-mail. For the nine months ended September 30, 1997, enterprise revenue grew to $17,164,000,an increase of 41% over the $12,206,000 of revenue for the same period in 1996. During the nine months ended September 30, 1997, the Company has revamped its sales approach to target larger, strategic account relationships for First! Intranet and First! Notes. This decision has resulted in a 31 percent increase in the average size of a First! account during the first nine months of 1997 to almost $25,000, as compared to a contract base a year ago which was weighted more heavily by multiple fax and e-mail contracts with an average contract value of $19,000. However, due to the longer selling cycle for larger accounts, the new sales strategy has reduced some short term enterprise revenue while creating a sales pipeline to generate long term growth.
In the third quarter of fiscal 1997, revenue from single user services (NewsPage, Heads Up and ClariNews) grew by 9% to $2,968,000, up from $2,724,000 for the third quarter of fiscal 1996. The growth was attributable primarily to the Company's NewsPage service on the World Wide Web. The increase in revenue from NewsPage was partially offset by the declining revenues of the non-Web single user service HeadsUp, which has not been actively promoted as the Company believes that many of these users are migrating to Web-based services, including the Company's NewsPage service, and reduction in subscription fees received from ISP's for ClariNews. The reduction in revenue from ClariNews is the combination in both the number of ISP customers subscribing to the service and a reduction to lower premium service from certain ISP's. To offset this decline, Clarinet in future quarters will be incorporating advertising into the ClariNews service to compliment its subsctiption revenue and, with the objective of thereby reducing the ISP's cost which is important to the ISP's business model. The Company also expects the trend of declining revenue from HeadsUp to continue in the future. For the nine months ended September 30, 1997, single user revenue grew to $9,266,000, an increase of 22% over the $7,566,000 of revenue for the same period in 1996.

Cost  of  revenue.
Cost of revenue was $4,266,000 for the three months ended September 30, 1997, as compared to $3,159,000 for the same period in 1996, or an increase of 35%. Cost of revenue was $13,099,000 for the nine months ended September 30, 1997, as compared to $8,707,000 for the same period in 1996, or an increase of 50%. Gross margin decreased from 56% to 52% for the three months ended September 30, 1997, and decreased from 56% to 50% for the nine months ended September 30, 1997. The decline in gross margin is the result of higher information provider costs, including minimum royalties paid to certain information providers and the higher royalty percentage paid on Hoover revenue as compared to revenue from First!. Additional costs were also incurred by increasing the capacity for NewsPage email deliveries and supporting larger scale enterprise accounts. The Company expects the dollar amount of many of these costs to remain fairly constant throughout the rest of fiscal 1997 and the first half of fiscal 1998, which would improve the gross margin percent if revenues continue to grow.

Sales  and  marketing.
Sales and marketing expenses decreased 1% to $1,601,000 for the three months ended September 30, 1997, down from $1,620,000 for the same period of 1996. Sales and marketing expenses increased by 32% to 5,729,000 for the nine months ended September 30, 1997, up from $4,330,000 for the same period of 1996. The nine month increase is primarily due to additional personnel for product management and advertising sales related to selling advertising on NewsPage, additional sales personnel for ClariNet, subscription and advertising royalties paid to NewsPage distribution partners, and increased expenses related to renewing First! Contracts.

New  subscriber  acquisition.
New subscriber acquisition expenses increased 24% to $2,690,000 for the three months ended September 30, 1997 from $2,174,000 for the same period in 1996. New subscriber acquisition expenses increased 40% from $6,353,000 to $8,888,000 for the nine months ended September 30, 1996 and September 30, 1997 respectively. The increase is primarily due to costs incurred to acquire NewsPage users, including Web site advertising, radio advertising, and direct mailings. In the third quarter of 1997, The Company reduced its spending on this type of advertising in favor of a large alliance-based approach that leverages strategic distribution partners, such as Netscape Netcenter agreement, to grow the NewsPage subscriber base. The Netscape service is expected to commence in the fourth quarter of 1997 and none of the license fees paid to Netscape as part of this agreement has been included in expenses in the period ended September 30. Also, contributing to the year to year increase are the expenses related to additional direct sales personnel and sales management and minimum fees paid to Dow Jones related to sales commitments for the inclusion of certain Dow Jones content, sold as an add-on service to the First! service.


Product  development.
Product development increased 49% to $2,206,000 for the three months ended September 30, 1997, up from $1,477,000 for the same period in 1996. Product development expenses increased 55% to $5,449,000 for the nine months ended September 30, 1997, up from $3,523,000 for the same period in 1996. This increase is primarily the result of additional personnel related to the continued enhancements of both First! and NewsPage products.

General  and  administrative.
General and administrative expenses decreased 48% to $743,000 for the three months ended September 30, 1997, down from $1,435,000 for the same period of 1996. General and administrative expenses decreased 20% to $2,787,000 for the nine months ended September 30, 1997, down from $3,465,000 for the same period of 1996. The decrease in the third quarter of 1997 is due in part to the inclusion in 1996 of severance payments and recruiting expenses for additional management personnel as well as legal fees and deferred compensation charges incurred as a result of acquisitions.

Acquisitions  and  other  charges.
Acquisitions and other charges were $315,000 for the three months ended September 30, 1997, and $5,015,000 for the nine months ended September 30, 1997. These charges primarily include operating costs, primarily development expenses, related to Freeloader, a wholly-owned subsidiary acquired in June 1996, and charges related to the shutdown of FreeLoader in May 1997. Other items included in these charges were amortization on goodwill acquired in the Hoover acquisition in October 1996, and transaction costs related to the CompanyLink and ClariNet acquisitions in June 1997. Acquisition and other charges for the nine months ended September 30, 1996 were $37,482,000 primarily related to the acquisition of FreeLoader which was expensed as in process development at the time of the acquisition.

Interest  income  and  other,  net.
Interest income and other, net increased 266% to $333,000 for the three months ended September 30, 1997, up from ($201,000) for the same period of 1996.
Interest income and other, net increased 336% to $1,187,000 for the nine months ended September 30, 1997, up from $272,000 for the same period of 1996. These increases were due to the recognition in 1996 of the Company's share of operating losses of its joint venture in Japan with Toshiba Corp. and Mitsui & Co. Ltd. The Company's investment in the joint venture was reduced to zero during the third quarter of 1996. Interest income increased primarily from interest earned on the investment of net proceeds of the Company's IPO in March 1996.

Interest  expense.
Interest expense increased 156% to $174,000 for the three months ended September 30, 1997, up from $68,000 for the same period of 1996. Interest expense decreased 52% to $432,000 for the nine months ended September 30, 1997, down from $897,000 for the same period of 1996. The increase for the three months ended September 30, 1997 is due to interest costs incurred on guaranteed payments with two FreeLoader employees related to the acquisition of FreeLoader in June 1996. The decrease over the nine month period is due to interest costs incurred in 1996 on senior subordinated notes that were paid in full in March 1996 from a portion of the proceeds of the Company's IPO.


Liquidity  and  Capital  Resources
----------------------------------

The Company's cash, cash equivalents and marketable securities balance at September 30, 1997 was $18,599,000, as compared to $30,566,000 at December 31, 1996. Net cash used in operations was $11,828,000 for the nine months ended September 30, 1997, as compared with $5,425,000 for the same period in 1996. The decrease in cash is due to increased operating losses incurred in the first three quarters of 1997, a decrease in deferred revenue of $4,185,000 in the first three quarters of 1997, and the payment in September 1997 to Netscape of the prepaid license fee. Net cash used in investing activities was $2,229,000 in the nine months ended September 30, 1997 as compared with $9,605,000 for the same period of 1996. In the first three quarters of 1997, only $155,000 was used to purchase marketable securities, primarily from U.S. government agencies, down from $6,992,000 used during the same period a year ago. Net cash provided by financing activities was $1,918,000 for the nine months ended September 30, 1997, as compared to $24,788,000 in the same period of 1996. This decrease resulted primarily from the completion of the Company's IPO in March of 1996.

The Company has also used equipment leases and debt instruments to finance the majority of its purchases of capital equipment. At September 30, 1997 the Company had approximately $1,977,000 outstanding in connection with these obligations and had an additional $699,000 available under established credit arrangements. In addition, the Company has a revolving line of credit with a commercial bank providing for a maximum credit of $3,500,000 subject to certain covenants. At September 30, 1997, no amounts were outstanding under this line.

Management believes that cash and marketable securities will be sufficient to fund its operations for the next twelve months and to provide for the payments of up to $6 million to the two FreeLoader founders. This may depend on numerous factors, including the rate of expansion for current products and services, the development of new products and services, and potential acquisitions or strategic investments. The payment to the FreeLoader founders are due under the terms of the FreeLoader purchase agreement, as amended, with approximately $1.3 million due in October 1997 and the balance in the period from February 1998 through April 1998. The payment in 1998 could be lower depending on the value of the Company's common stock at that time

Recently  Issued  Accounting  Standards
---------------------------------------

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

Item  2.                    Changes  in  Securities
--------                    -----------------------

     In connection with the performance by The Parthenon Group of certain consulting services for the Company, the Company issued 75,294 shares of Common Stock to Parthenon. The shares of Company Common Stock were issued to Parthenon in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such issuance did not involve a public offering.

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


                         Individual,  Inc.

Date:          November  13,  1997


               By:      /s/Michael  E.  Kolowich
                        -----------------------
                        Michael  E.  Kolowich
                        Chariman  of  the  Board,  President  and
                        Chief  Executive  Officer  and  Director
                       (Principal  Executive  Officer)

               By:     /s/Robert  L.  Lent
                       --------------------
                       Robert  L.  Lentz
                       Senior  Vice  President,  Finance  and
                       Administration,  Chief  Financial  Officer
                       Treasurer  and  Secretary
                      (Principal Financial and Accounting Officer)

EXHIBIT  INDEX                                        INDIVIDUAL,  INC.




Exhibit Number  Description                                 Page
--------------  ------------------------------------------  ----
            11    Computation of Weighted Average Shares
                  Used in Computing Loss Per Share Amounts    19
                  Financial Data Schedule. . . . . . . . .    20
